Form 10QSB
period 2000-06-30
POWER MARKETING INC
filed 2000-08-16
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2000

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER:  333-83125

                         POWER MARKETING, INC.
        (Exact name of registrant as specified in its charter)


           Delaware                                 13-3851304
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)


    311 South State Street, Suite 460, Salt Lake City, Utah 84111
               (Address of principal executive offices)

                            (801) 364-9262
         (Registrant's telephone number, including area code)



     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                     YES [X]  NO [ ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                     YES [  ]  NO [X]

The number of $.001 par value common shares outstanding at June 30, 2000:
1,250,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 2000

                      POWER MARKETING, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                             PAGE

          Accountants' Review Report                           1


          Unaudited Condensed Balance Sheets,
          June 30, 2000 and December 31, 1999                  2


          Unaudited Condensed Statements of Operations,
          for the three and six months ended June 30, 2000
          and 1999 and for the period from inception on
          August 1, 1995 through June 30, 2000                 3

          Unaudited Condensed Statements of Cash Flows,
          for the six months ended June 30, 2000 and
          1999 and for the period from inception on
          August 1, 1995 through June 30, 2000                 4

          Notes to Unaudited Condensed Financial
          Statements                                        5 -7

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
POWER MARKETING, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Power Marketing, Inc. [a development stage company] as of June 30, 2000 and the related condensed statements of operations for the three and six months ended June 30, 2000 and for the period from inception on August 1, 1995 through June 30, 2000 and the statements cash flows for the six months ended June 30, 2000 and for the period from inception on August 1, 1995 through June 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Power Marketing, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, Power Marketing, Inc. has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

August 8, 2000
Salt Lake City, Utah

                      POWER MARKETING, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]



                             ASSETS


                                           June 30,     December 31,
                                             2000           1999
                                         ___________    ___________
CURRENT ASSETS:
  Cash in bank                           $     3,347    $    12,356
  Prepaid expenses                             5,000              -
  Investment                                 153,571        153,571
                                        ____________    ___________
        Total Current Assets                 161,918        165,927
                                        ____________    ___________
                                           $ 161,918       $165,927
                                        ____________    ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                         $   1,050   $         -
  Accounts payable-related party                 500            500
  Note payable-related party                 115,830        115,830
Accrued interest-related party                 4,341            876
                                         ___________    ___________
   Total Current Liabilities                 121,721        117,206
                                        ____________    ___________


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding                                 1,250         1,250
  Additional paid-in capital                  77,300        77,300
  Deficit accumulated during the
    development stage                       (38,353)      (29,829)
                                        ____________  ____________
        Total Stockholders' Equity            40,197        48,721
                                        ____________  ____________
                                           $ 161,918     $ 165,927
                                        ____________  ____________
Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.
 The accompanying notes are an integral part of these unaudited condensed financial statement.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]

                        For the Three   For the Six   From Inception
                         Months Ended   Months Ended   on August 1,
                           June 30,       June 30,     1995 Through
                     _________________ ________________  June 30,
                       2000     1999      2000    1999     2000
                     ________ ________ ________ _______ __________
REVENUE:             $      - $      - $      - $     - $        -
                     ________ ________ ________ _______ __________
EXPENSES:
  General and
   Administrative       1,050    1,135    5,059   1,141    15,756
                     ________ ________ ________ _______ __________
   Total Expenses      (1,050)  (1,135)  (5,059) (1,141)  (15,756)
                     ________ ________ ________ _______ __________
LOSS BEFORE OTHER
  (EXPENSES):          (1,050)  (1,135)  (5,059) (1,141)  (15,756)

OTHER INCOME (EXPENSES):
  Interest Expense      1,733        -    3,465       -     4,341
  Interest Income           -        -        -       -        44
                     ________ ________ ________ _______ __________

   Total Other Income
     Expenses:         (1,733)  (1,135)  (3,465) (1,141)   (4,297)
                     ________ ________ ________ _______ __________

LOSS BEFORE
  INCOME TAXES         (2,783)  (1,135)  (8,524) (1,141)  (20,053)

CURRENT TAX EXPENSE         -        -        -       -          -

DEFERRED TAX EXPENSE        -        -        -       -          -
                     ________ ________ ________ _______ __________

 (LOSS) FROM CONTINUNING
  OPERATIONS           (2,783)  (1,135)  (8,524) (1,141)  (20,053)
                     ________ ________ ________ _______ __________

DISCONTINUED OPERATION
  (Loss) form operations
    of discontinued hair
    product marketing
    operations              -        -        -       -   (18,990)

  Gain on disposition
   of hair product
   marketing operations     -        -        -       -       690
                     ________ ________ ________ _______ __________

LOSS FROM DISCONTINUED
  OPERATION                  -        -        -       -  (18,300)
                     ________ ________ ________ _______ __________

NET LOSS             $ (2,783)$ (1,135)$ (8,524)$(1,141)$ (38,353)
                     ________ ________ ________ _______ __________

LOSS PER COMMON SHARE:
  Continuing
    operations       $   (.00)$   (.00)$   (.00)$  (.00) $   (.02)
  Discontinued
    operations           (.00)    (.00)    (.00)   (.00)     (.02)
                     ________ ________ ________ _______ __________

     Loss per common
       share             (.00)    (.00)    (.00)   (.00)     (.04)
                     ________ ________ ________ _______ __________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                                        For the Six    From Inception
                                        Months Ended     on August 1,
                                          June 30,      1995 Through
                                     __________________   June 30,
                                       2000      1999       2000
                                     ________  ________  ___________

Cash Flows From Operating
  Activities:
   Net loss                          $(8,524)  $ (1,141) $   (38,353)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
   Non-cash services for stock             -          -          500
  Changes is assets and liabilities:
    Increase in accounts payable       1,050        446        1,050
    Increase in accounts
      payable - related party              -          -          500
    (Increase in prepaid expenses      5,000)         -       (5,000)
    Increase in accrued
      interest-related party           3,465          -        4,341
                                     ________  ________  ___________

     Net Cash Provided (Used) by
       Operating Activities            (9,009)     (695)     (36,962)
                                     ________  ________  ___________
Cash Flows From Investing
 Organization costs                         -         -         (500)
 Purchase investment                        -         -     (153,571)
                                     ________  ________  ___________

    Net Cash Provided by Investing
      Activities                            -         -     (154,071)
                                     ________  ________  ___________
Cash Flows From Financing
  Activities:
 Proceeds from sale of common stock         -         -       83,500
 Payment of stock offering costs            -         -       (4,950)
 Proceeds from note
  payable - related party                   -         -      115,830
                                     ________  ________  ___________

     Net Cash Provided by Financing
       Activities                           -         -      194,380
                                     ________  ________  ___________

Net Increase (Decrease) in Cash        (9,009)     (695)       3,347

Cash at Beginning of Period            12,356     1,089            -
                                     ________  ________  ___________

Cash at End of Period                $  3,347  $    394  $     3,347
                                     ________  ________  ___________

Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                          $      -  $      -  $         -
   Income taxes                      $      -  $      -  $         -

Supplemental Schedule of Non-Cash Investing and Financing
Activities:
 For the Six Months Ended June 30, 2000:
  None
 For the Six Months Ended June 30,1999:
  None




 The accompanying notes are an integral part of these unaudited condensed financial statement.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Delaware on August 1, 1995. The Company is considered a development stage company as defined in SFAS No. 7. The Company was formed to engage in the business of television marketing of hair products. During 1996, the Company discontinued the marketing of hair products and is currently considering other business opportunities or potential business acquisitions. During 1999, the Company purchased champagne as an investment, but is still seeking other potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

  (Loss)  Per  Common Share - The computation of  loss  per  common
  share   is  based  on  the  weighted  average  number  of  shares
  outstanding during the period presented.

  Investment - Investments in wine and champagne are carried at the lower of cost or market value.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135 "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others, " and SFAS No. 137, " Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB
  Statement No. 133)," were recently issued. SFAS No. 132, 133, 134, 135, 136, and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Common Stock - During September, 1995, in connection with its organization, the Company issued 950,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $28,500 (or $.03 per share). During October, 1995, the Company made a public offering of 50,000 of its previously authorized but unissued common stock. Total proceeds from the public sale of stock amounted to $5,000. Direct offering costs offset against the proceeds were $4,950.

  During December 1999, the Company issued 250,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $50,000 (or $.20 per share)

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2000

NOTE 3 - INVESTMENT

  During November 1999 the Company acquired champagne from an entity that at the time was related to a significant shareholder of the Company. The champagne was acquired for $115,830 which was the carryover cost basis of the related entity. A note payable in the amount of $115,830 was given as consideration for the champagne.

  During December 1999 the Company paid cash of $37,741 to purchase wine as an investment. The wine was purchased from an unrelated entity.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

  On November 15, 1999 the Company purchased $115,830 of its investment in champagne from an entity controlled by a shareholder of the Company for a note payable in the amount of $115,830. The note is due in 6 months and provides for interest at 6% per annum.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

  The Company has available at June 30, 2000, unused operating loss carryforwards of approximately $35,000 which may be applied against future taxable income and which expire in various years from 2010 through 2019. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,000 as of June 30, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,000 during the six months ended June 30, 2000.

	                POWER MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - Officers and directors have not devoted any significant time to the Company's operations nor has the Company paid any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception, has expended most of its working capital and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans, or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented.

                      For the Three   For the Six        From Inception
                         Months Ended   Months Ended       on August 1,
                           June 30,       June 30,        1995 Through
                     _________________  __________________  June 30,
                       2000     1999      2000       1999     2000
                    _________ _________ _________ _________ __________

    Loss from continuing
     operations available
     to common
     shareholders
     (numerator)     $ (2,783)$  (1,135)$  (8,524)$  (1,141)$  (20,053)
                    _________ _________ _________ _________ __________

    Loss from discontinued
     operations
     (numerator)     $      - $       - $       - $       - $  (18,300)
                    _________ _________ _________ _________ __________
    Weighted average number
     of common shares
     outstanding used in
     loss per share
    calculation for
    the period
    (denominator)   1,250,000 1,000,000 1,250,000 1,000,000  1,026,769
                    _________ _________ _________ _________ __________

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     Power Marketing, Inc., a development stage company, was incorporated under the laws of the State of Delaware on August 1, 1995. In connection with its organization, the founder contributed $28,500 cash to initially capitalize Power Marketing in exchange for 950,000 shares of common stock. On September 19, 1995, Power Marketing commenced a public offering in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. 50,000 shares of common stock were offered and sold and the offering closed in October, 1995.

     Power Marketing was initially formed to engage in the infomercial business marketing hair products. This business was not successful and operations were eventually discontinued. In November-December, 1999, management of Power Marketing decided to engage in the business of wine investing, and raised additional capital for this purpose. Power Marketing sold 250,000 shares of common stock in a non public offering, at $.20 per share, and raised gross proceeds of $50,000. This increased the total issued and outstanding common stock to 1,250,000 shares.

     In February, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on June 22, 2000. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. The warrants were distributed as soon as practicable after the date of the prospectus to common stockholders of record as of September 30, 1999. No securities have yet been sold pursuant to exercise of warrants in this offering.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital and any funds from exercise of warrants in this offering, which are its sources of liquidity, to acquire additional inventory of select wines to hold for investment and resale, and also to provide general working capital during the next twelve months. Under this plan of operations Power Marketing has no specific capital commitments and the timing of capital expenditures for wine investing will depend upon the receipt of additional funds from warrant exercise or elsewhere, none of which is assured. The time frame for revenue generating activities and cash flows is also not assured or known and will depend upon the timing of sale of the wines, and receipt of the proceeds from these sales. We do not presently anticipate that we will have to raise additional funds within the next twelve months, but we have not determined how long beyond that existing capital can satisfy any cash requirements. While we do not anticipate any need to raise additional capital, we believe Power Marketing will have the opportunity to invest whatever additional funds may be received from the exercise of warrants in purchasing additional vintages of investment grade wines. If we do not receive sufficient funds to carry out the full plan of operations, Power Marketing will modify operations and reduce the amount spent purchasing additional vintages of investment grade wines, to the extent these funds are needed to cover other business expenses, including the lease of storage space, other overhead expenses, and fulfillment of our reporting obligations. We do not anticipate any capital commitments for product research and development or significant purchases of plant or equipment, or any change in the number of employees.

     In November, 1999, we purchased one hundred cases of investment grade champagne from an affiliated company, at the affiliate's cost, for a note payable in the amount of $115,830, due in 6 months with interest at 6% per annum. We intend, but are not assured of being able, to repay the note upon sale of the wine from sale proceeds. If that is not possible, management intends to loan Power Marketing the money to repay the original note, until it can sell the wine.

     We also sold 250,000 shares of common stock in a non public offering, at $.20 per share, and raised gross proceeds of $50,000. We later purchased several different vintages of investment grade wines at a cost of $37,741.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None.

     (b)  None.

     (c) See Part I, Item 1 (financial statements) and Item 2 (management's discussion) for financial information and a discussion regarding use of proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              POWER MARKETING, INC.



Date:  August 14, 2000        by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director