Form 10QSB
period 2000-09-30
POWER MARKETING INC
filed 2000-11-14
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                     YES [X]  NO [ ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                     YES [X]  NO [ ]

The number of $.001 par value common shares outstanding at September 30, 2000:
1,250,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

                      POWER MARKETING, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

         Unaudited Condensed Balance Sheets,
           September 30, 2000 and December 31, 1999         2


         Unaudited Condensed Statements of Operations,
           for the three and nine months ended
           September 30, 2000 and 1999 and for the
           period from inception on August 1, 1995
           through September 30, 2000                       3

         Unaudited Condensed Statements of Cash Flows,
           for the nine months ended September 30, 2000
           and 1999 and for the period from inception on
           August 1, 1995 through September 30, 2000        4

         Notes to Unaudited Condensed Financial
           Statements                                   5 - 8

                      POWER MARKETING, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                           [Unaudited]



                             ASSETS


                                        September 30, December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $   2,564     $ 12,356
  Investment                                 153,571      153,571
                                         ___________  ___________
        Total Current Assets                 156,135      165,927
                                         ___________  ___________
                                           $ 156,135     $165,927
                                         ___________ ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable-related party           $ 110,500     $    500
  Note payable-related party                       -      115,830
Accrued interest-related party                     -          876
                                         ___________  ___________
        Total Current Liabilities            110,500      117,206
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding                                 1,250        1,250
  Additional paid-in capital                  98,746       77,300
  Deficit accumulated during the
    development stage                       (54,361)     (29,829)
                                         ___________  ___________
        Total Stockholders' Equity            45,635       48,721
                                         ___________  ___________
                                          $  156,135   $  165,927
                                         ___________  ___________


Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.


 The accompanying notes are an integral part of these unaudited condensed financial statement.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]

                      For the Three    For the Nine    From Inception
                       Months Ended     Months Ended    on August 1,
                      September 30,    September 30,    1995 Through
                     ________________  ________________ September 30,
                        2000    1999     2000     1999       2000
                     _________ _______ ________ _______ _____________
REVENUE:             $       - $     - $      - $     - $           -
                     _________ _______ ________ _______ _____________
EXPENSES:
  General and
  Administrative        14,732     285   19,791   1,426        30,488
                     _________ _______ ________ _______ _____________
   Total Expenses       14,732     285   19,791   1,426        30,488
                     _________ _______ ________ _______ _____________
LOSS FROM OPERATIONS:  (14,732)   (285) (19,791) (1,426)      (30,488)

OTHER INCOME
 (EXPENSES):
  Interest Expense      (1,276)      -   (4,741)      -        (5,617)
  Interest Income            -       -        -       -            44
                     _________ _______ ________ _______ _____________
   Total Other
    Income
     (Expenses):        (1,276)      -   (4,741)      -        (5,573)
                     _________ _______ ________ _______ _____________
LOSS BEFORE
  INCOME TAXES         (16,008)      -  (24,532) (1,426)      (36,061)

CURRENT TAX EXPENSE          -       -        -       -             -

DEFERRED TAX EXPENSE         -       -        -       -             -
                     _________ _______ ________ _______ _____________
 (LOSS) FROM CONTINUING
  OPERATIONS           (16,008)   (285) (24,532) (1,426)      (36,061)
                     _________ _______ ________ _______ _____________
DISCONTINUED OPERATION
  (Loss) from
    operations of
    discontinued
    hair product
    marketing
    operations               -       -        -       -       (18,990)

  Gain on disposition
    of hair product
    marketing
    operations               -       -        -       -           690
                     _________ _______ ________ _______ _____________
LOSS FROM DISCONTINUED
  OPERATION                  -       -        -       -       (18,300)
                     _________ _______ ________ _______ _____________
NET LOSS             $ (16,008)$  (285)$(24,532)$(1,426)$     (54,361)
                     _________ _______ ________ _______ _____________
LOSS PER COMMON SHARE:
  Continuing
   operations        $    (.01)$  (.00)$   (.02)$  (.00)$        (.03)
  Discontinued
   operations             (.00)   (.00)    (.00)   (.00)         (.02)
                     _________ _______ ________ _______ _____________

     Loss per common
      share               (.01)   (.00)    (.02)   (.00)         (.05)
                     _________ _______ ________ _______ _____________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]

                                      For the Nine    From Inception
                                      Months Ended     on August 1,
                                      September 30,   1995 Through
                                   __________________ September 30,
                                      2000     1999      2000
                                   _________ ________  __________

Cash Flows From Operating
 Activities:
  Net loss                         $ (24,532)$ (1,426) $  (54,361)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Amortization                           -        -         500
  Changes is assets and
   liabilities:
    Increase in accounts
     payable - related part          110,000      446     110,500
    Increase in accrued
     interest-related party            4,741        -       5,616
                                   _________ ________  __________
     Net Cash Provided (Used) by
       Operating Activities           90,209     (980)     62,255
                                   _________ ________  __________
Cash Flows From Investing Activities:
 Organization costs                        -        -        (500)
 Purchase investment                       -        -    (153,571)
                                   _________ ________  __________
    Net Cash Provided (Used)
      by Investing Activities              -        -    (154,071)
                                   _________ ________  __________
Cash Flows From Financing Activities:
 Proceeds from sale of
  common stock                             -        -      83,500
 Payment of stock offering
  costs                                    -        -      (4,950)
 Proceeds from note
  payable - related party                  -        -     115,830
 Payment on note
  payable - related party           (100,000)       -    (100,000)
                                   _________ ________  __________
     Net Cash Provided by Financing
       Activities                          -        -      94,380
                                   _________ ________  __________
Net Increase (Decrease) in Cash       (9,791)    (980)      2,564

Cash at Beginning of Period           12,355    1,089           -
                                   _________ ________  __________
Cash at End of Period              $   2,564 $    109  $    2,564
                                   _________ ________  __________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                        $       - $      -  $        -
   Income taxes                    $       - $      -  $        -

Supplemental Schedule of Non-Cash Investing and Financing
Activities:

 For the Nine Months Ended September 30, 2000:
  The Company settled a debt consisting of a note and accrued interest payable of $121,446 for $100,000. Because of the related party nature of the note the gain on settlement was accounted for as a contribution to capital.

 For the Nine Months Ended September 30,1999:
  None




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2000

  Common Stock - During September, 1995, in connection with its organization, the Company issued 950,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $28,500 (or $.03 per share). During October, 1995, the Company made a public offering of 50,000 of its previously authorized but unissued common stock. Total proceeds from the public sale of stock amounted to $5,000. Direct offering costs offset against the proceeds were $4,950.

  During December 1999, the Company issued 250,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $50,000 (or $.20 per share)

  Warrant Distribution - The Company completed a distribution of warrants to purchase 1,250,000 shares of common stock. The warrants are exercisable at $1.00 per share, on or before June 30, 2002. The warrants were distributed as a dividend on the common stock to all the shareholders of record.

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2000

NOTE 3 - INVESTMENT

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

NOTE 4 - RELATED PARTY

  Note Payable Settlement - On November 15, 1999 the Company purchased $115,830 of its investment in champagne from an entity controlled by a shareholder of the Company for a note payable in the amount of $115,830. The note was due in 6 months and provides for interest at 6% per annum. On September 5, 2000, the Company settled a debt consisting of a note payable in the amount of $115,830 plus accrued interest of $5,616 for $100,000. The gain on settlement of $21,446 was accounted for as a contribution to capital because of the related party nature of the note.

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

  The Company has available at September 30, 2000, unused operating loss carryforwards of approximately $54,300 which may be applied against future taxable income and which expire in various years from 2010 through 2019. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $18,400 as of September 30, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $6,400 during the nine months ended September 30, 2000.

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

  Shareholder Advance - During September 2000 a shareholder and officer of the Company advanced the Company $110,500 to pay for notes payable and other Company expenses.

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

                         For the Three    For the Nine    From Inception
                         Months Ended     Months Ended      on August 1,
                         September 30,    September 30,    1995 Through
                     ___________________ __________________ September 30,
                        2000     1999      2000      1999       2000
                     _________ _________ _________ _________ _____________
    Loss from
     continuing
     operations
     available to
     common
     shareholders
     (numerator)     $ (16,008)$    (285)$ (24,532)$  (1,426)$     (36,061)
                     _________ _________ _________ _________ _____________
    Loss from
     discontinued
     operations
    (numerator)      $       - $       - $       - $       - $     (18,300)
                     _________ _________ _________ _________ _____________
    Weighted average
     number of
     common shares
     outstanding
     used in loss
     per share
     calculation for
     the period
    (denominator)    1,250,000 1,000,000 1,250,000 1,000,000     1,037,652
                     _________ _________ _________ _________ _____________


  At September 30, 2000 the Company had 1,250,000 warrants outstanding that were not included in the calculation of fully diluted earnings per share because their effect was anti-dilutive.

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

     In November, 1999, we sold 250,000 shares of common stock in a non public offering, at $.20 per share, and raised gross proceeds of $50,000. We later purchased several different vintages of investment grade wines at a cost of $37,741. We also purchased one hundred cases of investment grade champagne from an affiliated company, at the affiliate's cost, for a note payable in the amount of $115,830, due in 6 months with interest at 6% per annum. We intend, but are not assured of being able, to repay the note upon sale of the wine from sale proceeds. If that is not possible, management intends to loan Power Marketing the money to repay the original note, until it can sell the wine. On September 5, 2000, we settled the debt consisting of the note payable in the amount of $115,830 plus accrued interest of $5,616 for $100,000. The gain on settlement of $21,446 was accounted for as a contribution to capital because of the related party nature of the note.

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


                              POWER MARKETING, INC.



Date:  November 13, 2000                 by:   /s/ Lynn Dixon
                                            Lynn Dixon, President & Director