Form 10KSB
period 2000-12-31
POWER MARKETING INC
filed 2001-03-23
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000    Commission File No. 333-96257

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to           .

                        POWER MARKETING, INC.
            (Name of small business issuer in its charter)

           Delaware                                       13-3851304
     State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                     Identification No.)

    311 South State Street, Suite 460, Salt Lake City, Utah 84111
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 364-9262

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports)
                                                 Yes   X      No

and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes   X      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (Not applicable)                  [   ]

The Issuer's revenues for its most recent fiscal year.    $      0.00

As of March 20, 2001, the aggregate market value of voting stock held by non-affiliates was approximately $128,212

The number of shares outstanding of the Issuer's common stock at December 31, 2000: 1,250,000

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

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

     The Company then registered a public offering of its securities. Power Marketing declared a distribution of 1,250,000 common stock purchase warrants to shareholders of record as of July 10, 2000. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, which became effective June 22, 2000. Pursuant thereto the Company then distributed 1,250,000 warrants. The warrants are exercisable at $1.00 per share, on or before June 30, 2002.

     (B)  BUSINESS OF COMPANY.

      Power Marketing intends to take advantage of what management believes is a money making opportunity that can be realized through buying, selling and investing in select vintages of wines. Management's beliefs are based in part on information in publications like an August 16, 1995 article in Las Vegas Review Journal and an article in the May, 1995 issue of Inc. magazine. The philosophy is simple; buy California's and France's premier red wines when they are first released and hold them for investment, appreciation and later resale, then sell the wines after a 12 to 24 month period. Based on advice of our supplier, management believes, but cannot assure that the appreciation of the wines will generally be greatest within this period. We will then take any proceeds from investment, roll it over, and reinvest in the next release of the wines. We also invest in select vintages of champagne and other sparkling wines which our supplier has advised us are top ranked, such as 1990 Dom Perignon, and will hold them for investment, appreciation and later resale whenever aging and anticipation of demand results in an increase in value sufficient to realize a good return on investment.

     Power Marketing intends to purchase the actual wines directly from suppliers rather than purchasing futures contracts, and will not be purchasing futures contracts. Management surveyed wine suppliers on the Internet and is aware of companies that supply wines for various purposes including investment, from which Power Marketing acquires the wines it holds for investment. These companies conduct research regarding the world's top wines and will provide educated recommendations to management about the specific wines that can be purchased for investment and are likely to appreciate in value over time. These companies buy and sell wines held for investment from collectors and charge a commission of 10% to 15% for the services. They also typically provide for a fee suitable temperature controlled storage facilities in which to keep the wines while they age. Power Marketing intends to purchase and hold the wines for investment appreciation and eventual resale rather than selling wines on a retail basis.

     Wine investing, or using wines as an investment vehicle, is based on the principle of aging. The wine-making process is accomplished by allowing the juice of perfectly ripe grapes to ferment over time. Fermentation is effected over time periods varying from days to weeks or even longer. During fermentation, the wine is not bottled or released for sale to the public, but is stored in wooden barrels or other fermentation vats or tanks. Generally, fermentation continues until all sugar in the juice has been converted to alcohol. Even after fermentation and the wine has been bottled and released for sale to the public, some wines are believed by professional connoisseurs to benefit further from the aging process. For the better, more age-worthy wines, the wine continues to undergo organic change as it ages in the bottle, and this may continue for many years before the wine is considered fully mature and aged to perfection. As a result, these wines have the potential to become more valuable with the passage of time. Most investment grade wines are red wines, because white wines generally do not benefit from aging. Aging allows a fine red wine, on the other hand, to develop distinctive traits which are highly valued by collectors and other connoisseurs. Select vintages of other wines, such as champagne, may also benefit from the aging process enough to become investment grade wines, if they are or become a top ranked vintage. For instance, our supplier, Nevada Wine Company has advised us that 1990 Dom Perignon champagne is generally considered to be a top ranked vintage of champagne. As a result of this aging process, the vintages of wines that are sought after as investment grade wines may increase several times in value as they are aged over a period of years, especially if the wines achieve a "First Growth" or top ranked classification as they are aged.

     A second factor upon which wine investing is based is anticipation of demand, and the timing of demand, for such vintages. Because of the aging factor, those vintages of red wine, champagne and other wines which become the most highly sought after achieve such status only after having been "aged to perfection" for a number of years. Obviously, at that point in time, the supply of such vintages is fixed and cannot be further increased, even though the demand is continuing to increase. Combined with the fact of general increases in demand which will occur at various times as a result of certain events such as celebrations and other festivities, the potential exists for significant increases over time in the value of the most highly sought after vintages, if the demand continues to increase, since the supply is fixed.

     Power Marketing has purchased its wine investments mostly through Nevada Wine Company, using the recommendations, brokerage, marketing, storage and other services provided by that company. Management selected Nevada Wine Company from its survey, based on a comparison of prices and services offered. Management does not presently intend to use other suppliers and other than Nevada Wine Company, does not intend to use or rely on outside consultants to conduct operations. Nevada Wine Company is not affiliated with Power Marketing or its principals. Nevada Wine Company is a Las Vegas based company that supplies the market with wine for many large and small businesses and also sells many of the world's finest wines to collectors who purchase and hold wines for their investment value, or to others who just want a good bottle of wine to drink. These wines range from good inexpensive wine to wines worth hundreds of dollars. In December, 1999, Power Marketing used the proceeds of its recently completed offering to purchase several vintages of investment grade wines, which it is holding at the temperature controlled storage facilities maintained by Nevada Wine Company in Las Vegas.

     The following table shows the wine investments Power Marketing has purchased so far.

Description                       Bottles Price/unit    Total

1996 Pahlmeyer Red Table                18   $65.00   $1,170
1996 Quintessa Cabernet                120       75    9,000
1996 Opus One                           24      130    3,120
1995 Berringer Reserve Cabernet         60       60    3,600
1997 Diamond Creek GravelyMeadow        24      120    2,880
1997 Diamond Creek Red RockTerrace      24      120    2,880
1997 Diamond Creek Volcanic Hill        24      120    2,880
1995 Silver Oak Alex                    24       60    1,440
1996 Lokoya Cabernet                    11      125    1,375
1997 Dow Port                           36       55    1,980
1997 Taylor Port                        36       78    2,808
1997 Fonsecs Port                       36       78    2,808
1997 Del Dotto                          36       50    1,800
1990 Dom Perignon (champagne)        1,200    96.53  115,830

Balance December 31, 1999         1,673.00$1,232.53 $153,571

     Power Marketing also intends to resell its wine investments through Nevada Wine Company, using the recommendations, brokerage, licensing and other services provided by Nevada Wine Company, a wine broker-dealer licensed for the sale of alcoholic beverages. If Power Marketing resells its wine investments through Nevada Wine Company, management has been advised by Nevada Wine Company that any licensing requirements for the sale of alcoholic beverages will be handled by them as part of their services. The market for wine resales is composed of collectors who purchase and hold wines for their investment value, or others who just want a good bottle of wine to drink. Power Marketing will have to continue to hold its wine investments indefinitely and will only be able to sell when we become aware through our supplier or otherwise of opportunities to sell.

     There is absolutely no assurance that Power Marketing will be successful in this venture. Management has little or no prior experience in this business or industry and will have to rely on the advice of others. Management believes that any additional funds that may be received from exercise of warrants can be used to increase the amounts of purchases or investments Power Marketing can make.

ITEM 2.   PROPERTIES

     Power Marketing has no office facilities and does not presently anticipate the need to lease commercial office space or facilities, but for the time being uses the address of the President as the business address. We may lease commercial office facilities at such time in the future as our operations have developed to the point where the facilities are needed, but we have no commitments or arrangements for any facilities, and there is no assurance regarding the future availability of commercial office facilities or terms on which we may be able to lease facilities in the future, nor any assurance regarding length of time the present arrangement may continue. In connection with the purchase of an inventory of wines to hold for investment and resale, Power Marketing has leased from third parties or otherwise paid for the use of temperature controlled or otherwise suitable storage facilities for the wines.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     Our common stock has been quoted under the symbol PMKT on the Electronic Bulletin Board known as the OTCBB, which is maintained by the National Association of Securities

Dealers, Inc., but has not been traded in the over-the-counter market, except on a limited and sporadic basis.

     The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                Low

     December 31, 2000             $.25                $.09

     (B)  HOLDERS.

     As of February 8, 2001, there were about 95 record holders of the company's common stock.

     (C)  DIVIDENDS.

     Power Marketing has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Our present intention is to utilize all available funds for the development of our business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Delaware corporate law, a corporation may declare and pay dividends only out of its surplus, as defined, or if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

     The following table shows the sole officer and director, his age, and all offices and positions with Power Marketing. Each director is elected for a period of one year and serves until his successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the board of directors.

                        Term Served As   Positions
Name of Director Age    Director/Officer With Company

Lynn Dixon        54    Since inception  President, Secretary-
                                         Treasurer & Director

     A brief description of this individual's background and business experience follows:

     LYNN DIXON. Mr. Dixon graduated with a B.S. Degree in business from Utah State University in 1969. From 1969 through 1972, he was employed at Thiokol Chemical Corporation as a cost accountant. From 1972 through 1979, he was employed as a stock broker with Olsen and Company, a stock brokerage firm in Salt Lake City, Utah. From 1979 to the present, Mr. Dixon has devoted his full time to managing his own investments in securities and real estate, including commercial, residential and agricultural real estate investments in undeveloped ground as well as income producing properties, mutual funds and other securities investments, both debt and equity, in companies listed on exchanges such as AMEX or traded over-the-counter and listed on NASDAQ and the OTCBB. Mr. Dixon served as President of Winthrop Industries during the past five years until November 1999, when it went through a change in control. Winthrop Industries was also engaged at that time in the business of wine investing. Mr. Dixon will devote less than 10% of his time to Power Marketing.

     The director holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

     (B)  IDENTIFY SIGNIFICANT EMPLOYEES.

     None other than the person previously identified.

     (C)  FAMILY RELATIONSHIPS.

     None

     (D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     Except as described herein, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT The Issuer is not subject to Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company has not paid any cash compensation to its executive officer to date.

COMPENSATION OF DIRECTORS     None

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table contains stock ownership information about officers or directors, and other stockholders who we know to be beneficial owners of more that 5% of our stock. A beneficial owner of stock is any person who has or shares the power to decide how to vote or whether to dispose of the stock.

                        Title of Amount & Nature of   % of
Name and Address         Class   Beneficial Ownership Class

Lynn Dixon               Common  1,025,700 shares     82%
311 S. State, #460
SLC, UT 84111

All officers and
directorsas a group      Common  1,025,700 shares     82%
(1 person)


     The foregoing amounts include all shares these persons may be considered to beneficially own regardless of the form of ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     In connection with the organization, the founder contributed $28,500 cash to initially capitalize Power Marketing in exchange for 950,000 shares of common stock.

     During November 1999, Power Marketing purchased for a price of $115,830, champagne to hold as an investment. The champagne was purchased with a note payable for $115,830 from Winthrop Industries, a company that subsequently went through a change in control and became known as Compass Knowledge. However, at the time of the purchase, this company was affiliated with Power Marketing through common control. The note was held by Compass Knowledge, was due in 6 months and provided for interest at 6% per annum. Power Marketing purchased the champagne from Winthrop, at the same price that Winthrop had paid to purchase it from a third party. On September 5, 2000, Power Marketing settled the debt consisting of the note payable in the amount of $115,830 plus accrued interest of $5,616 for $100,000. The gain on settlement of $21,446 was accounted for as a contribution to capital because of the related party nature of the note.

     Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2000.

                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


POWER MARKETING, INC.



By:     /s/ Lynn Dixon        Date:   March 20, 2001
     Lynn Dixon, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Lynn Dixon         Date:    March 20, 2001
     Lynn Dixon, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 2000

                      POWER MARKETING, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2000                  2


        -  Statements of Operations, for the years ended
             December 31, 2000 and 1999, and from
             inception on August 1, 1995 through
             December 31, 2000                               3


        -  Statement of Stockholders' Equity, from
             inception on August 1, 1995 through
             December 31, 2000                               4


        -  Statements of Cash Flows, for the years ended
             December 31, 2000 and 1999, and from
             inception on August 1, 1995 through
             December 31, 2000                               5


        -  Notes to Financial Statements                 6 - 9

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
POWER MARKETING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Power Marketing, Inc. [a development stage company] at December 31,
2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on August 1, 1995 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Power Marketing, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period from inception through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 7 to the financial statements, the Company has suffered losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

February 13, 2001
Salt Lake City, UT

                      POWER MARKETING, INC.
                  [A Development Stage Company]

                          BALANCE SHEET



                             ASSETS

                                                       December 31,
                                                           2000
                                                      ____________
CURRENT ASSETS:
  Cash                                                $      1,267
  Investment                                               153,571
                                                      ____________
        Total Current Assets                               154,838

                                                      ____________
                                                      $    154,838
                                                      ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Advances payable-related party                         $ 110,500
  Accounts payable                                           1,020

                                                      ____________
          Total Current Liabilities                        111,520
                                                      ____________


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                              -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 and 1,000,000 shares issued and
   outstanding, respectively                                 1,250
  Additional paid-in capital                                98,747
  Deficit accumulated during the
    development stage                                      (56,679)
                                                      ____________
        Total Stockholders' Equity                          43,318
                                                      ____________
                                                      $    154,838
                                                      ____________



  The accompanying notes are an integral part of this financial statement.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS

                                                  From Inception on
                                For the Year Ended  August 1, 1995
                                   December 31,        Through
                             _______________________  December 31,
                                  2000       1999         2000
                              __________  __________  ___________
REVENUE                       $        -  $        -  $         -

EXPENSES:
  General and administrative      26,850       1,606       37,547
                              __________  __________  ___________
      Total Expenses              26,850       1,606       37,547
                              __________  __________  ___________

LOSS BEFORE OTHER INCOME
  (EXPENSE)                      (26,850)     (1,606)     (37,547)
                              __________  __________  ___________

OTHER INCOME (EXPENSE):
  Interest Expense                     -        (876)        (876)
  Interest Income                      -           -           44
                              __________  __________  ___________

  Total Other Income                   -        (876)        (832)
                              __________  __________  ___________
LOSS BEFORE INCOME TAXES         (26,850)     (2,482)     (38,379)

CURRENT TAX EXPENSE                    -           -            -

DEFERRED TAX EXPENSE                   -           -            -
                              __________  __________  ___________
(LOSS) FROM CONTINUING
   OPERATIONS                    (26,850)     (2,482)     (38,379)
                              __________  __________  ___________
DISCONTINUED OPERATIONS:

  (Loss) from operations of
    discontinued hair product
    marketing operations               -           -      (18,990)

  Gain on disposition of
    hair product marketing
    operations                         -           -          690
                              __________  __________  ___________
LOSS FROM DISCONTINUED
   OPERATIONS                          -           -      (18,300)
                              __________  __________  ___________
NET LOSS                      $  (26,850) $   (2,482) $   (56,679)
                              __________  __________  ___________

LOSS PER COMMON SHARE:
  Continuing operations       $     (.02) $     (.00) $      (.03)
  Discontinued operations           (.00)       (.00)        (.02)
                              __________  __________  ___________
      Loss Per Common Share   $     (.02) $     (.00) $      (.05)
                              __________  __________  ___________







 The accompanying notes are an integral part of these financial statements.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

          FROM THE DATE OF INCEPTION ON AUGUST 1, 1995

                    THROUGH DECEMBER 31, 2000

                                                                  Deficit
                                                                Accumulated
                 Preferred Stock   Common Stock     Capital in   During the
            _____________________ _________________  Excess of  Development
              Shares     Amount    Shares   Amount   Par Value     Stage
            __________ __________ ________ ________ __________  ___________
BALANCE,
 August 1, 1995      - $        -         - $      - $        -  $        -

Issuance of
 950,000 shares
 common stock
 for cash,
 September 15,
 1995 at $.03
 per share           -          -   950,000      950     27,550           -

Issuance of
 50,000 shares
 of common
 stock for cash,
 October 4, 1995
 at $.10 per share,
 net of offering
 costs               -          -    50,000       50          -           -

Net loss for the
 period ended
 December 31, 1995   -          -         -        -          -     (23,780)
            __________ __________ _________ ________ __________  __________

BALANCE,
 December 31,
 1995                -          - 1,000,000    1,000     27,550     (23,780)

Net loss for
 the year
 ended
 December 31,
 1996                -          -         -        -          -         (51)
            __________ __________ _________ ________ __________  __________

BALANCE,
 December 31,
 1996                -          - 1,000,000    1,000     27,550     (23,831)

Net loss for
 the year ended
 December 31,
 1997                -          -         -        -          -      (2,168)
            __________ __________ _________ ________ __________  __________

BALANCE,
 December 31,
 1997                -          - 1,000,000    1,000     27,550     (25,999)

Net loss for
 the year ended
 December 31,
 1998                                                                (1,348)
            __________ __________ _________ ________ __________  __________
BALANCE,
 December 31,
 1998                -          - 1,000,000    1,000     27,550     (27,347)

Issuance of
 250,000 shares
 of common
 stock for
 cash at
 .20 per
 share               -          -         -  250,000        250      49,750

Net loss for
 the year ended
 December 31,
 1999                                                                (2,482)
            __________ __________ _________ ________ __________  __________
BALANCE,
 December 31,
 1999                -          - 1,250,000    1,250     77,300     (29,829)

Forgiveness of
 debt accounted
 for as a
 contribution
 to capital          -           -        -        -     21,447           -

Net loss for
 the year ended
 December 31,
 2000                -           -        -        -          -     (26,850)
            __________ __________ _________ ________ __________  __________
BALANCE,
 December 31,
 2000                - $        - 1,250,000 $ 12,500 $   98,747  $  (56,679)
            __________ __________ _________ ________ __________  __________


  The accompanying notes are an integral part of this financial statement.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                       From Inception on
                                For the Year Ended      August 1, 1995
                                    December 31,           Through
                           _____________________________ December 31,
                               2000            1999          2000
                           ______________  ____________  ___________

Cash Flows from Operating
 Activities:
  Net loss                 $      (26,850) $     (2,482) $   (56,679)
 Adjustments to reconcile
  net (loss) to net cash
  used by operations:
    Amortization                        -           167          500
  Changes in assets and
   liabilities:
    Increase (decrease) in
     accounts payable               1,020           (53)       1,020
    Increase in accrued
     interest-related party         4,741           876        5,617
                           ______________  ____________  ___________
        Net Cash Provided
         (Used) by Operating
         Activities               (21,089)       (1,492)     (49,542)
                           ______________  ____________  ___________
Cash Flows from Investing
 Activities:
  Organization costs                    -             -         (500)
 Purchase of investment                 -      (153,571)    (153,571)
                           ______________  ____________  ___________
        Net Cash Provided
         (Used) by Investing
          Activities                    -      (153,571)    (154,071)
                           ______________  ____________  ___________
Cash Flows from Financing
 Activities:
  Proceeds from sale of
   common stock                         -        50,000       83,500
  Payment of stock offering
   costs                                -             -       (4,950)
  Proceeds from note payable -
   related party                        -       115,830      115,830
  Payment on note payable -
   related party                 (100,000)            -     (100,000)
  Advances from related
   party                          110,000           500      110,500
                           ______________  ____________  ___________
        Net Cash Provided by
          Financing Activities     10,000       166,330      204,880
                           ______________  ____________  ___________
Net Increase (Decrease) in
 Cash                             (11,089)       11,267        1,267

Cash at Beginning of Period        12,356         1,089            -
                           ______________  ____________  ___________
Cash at End of Period      $        1,267  $     12,356  $     1,267
                           ______________  ____________  ___________

Supplemental Disclosures of Cash Flow information:
 Cash paid during the period for:
   Interest                 $           -  $          -  $         -
   Income taxes             $           -  $          -  $         -

Supplemental Schedule of Non-Cash Investing and Financing
Activities:
 For the Year Ended December 31, 2000:
  The Company settled a debt consisting of a note and accrued interest payable of $121,466 for $100,000.

  Because of the related party nature of the note, the gain on settlement was accounted for as a contribution to capital.

 For the Year Ended December 31, 1999:
  None




 The accompanying notes are an integral part of these financial statement.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Investment - Investments in wine and champagne are carried at the lower of cost or market value. The Company periodically reviews the carrying value of its investments for realization

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

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

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2000.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [CONTINUED]

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


NOTE 4 - INCOME TAXES

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

  The Company has available at December 31, 2000, unused operating loss carryforwards of approximately $56,600 which may be applied against future taxable income and which expire in various years from 2010 through 2019. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $19,200 as of December 31, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $9,300 during the year ended December 31, 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

                      POWER MARKETING, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Shareholder Advance - A shareholder and officer of the Company has made advances to the Company totaling $110,000 during 2000 and $500 during 1999. These advances were used to pay for notes payable and other Company expenses.

  Note Payable Settlement - On November 15, 1999 the Company purchased $115,830 of its investment in champagne from an entity, which at the time was controlled by a shareholder of the Company for a note payable in the amount of $115,830. The note was due in 6 months and provided for interest at 6% per annum. On September 5, 2000, the Company settled the debt consisting of a note payable in the amount of $115,830 plus accrued interest of $5,616 for $100,000. The gain on settlement of $21,446 was accounted for as a contribution to capital because of the related party nature of the note.

NOTE 6 - DEVELOPMENT STAGE COMPANY

  The Company was formed with a very specific business plan. The Company expended virtually all of its working capital in a relatively short time period and was not successful in establishing on-going profitable operations. Consequently, the Company discontinued its operations of engaging in television marketing. The Company currently has no on-going operations.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has expended most of its working capital and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans, or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - EARNINGS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented.

                                 For the         From Inception
                                Year Ended        on August 1,
                               December 31,       1995 Through
                            ___________________   December 31,
                              2000      1999         2000
                            _________ _________   ___________
    Loss from continuing
     operations available
     to common shareholders
    (numerator)             $ (26,850)$  (2,482)  $   (38,379)
                            _________ _________   ___________
    Loss from discontinued
     operations(numerator)  $       - $       -   $   (18,300)
                            _________ _________   ___________
    Weighted average number
     of common shares
     outstanding used in loss
     per share calculation for
     the period
    (denominator)         1,250,000 1,015,753     1,047,524
                          _________ _________   ___________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

  The Company has 1,250,000 warrants outstanding at December 31, 2000, which were not used in the calculation of loss per share as their effect is anti-dilutive.



9