Form 10QSB
period 2001-03-31
POWER MARKETING INC
filed 2001-05-15
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2001

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

The number of $.001 par value common shares outstanding at March 31, 2001:
1,250,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2001

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                              PAGE


  -  Unaudited Condensed Balance Sheets, March 31, 2001
       and December 31, 2000                                     2


  -  Unaudited Condensed Statements of Operations, for the
       three months ended March 31, 2001 and 2000 and for
       the period from inception on August 1, 1995 through
       March 31, 2001                                            3

  -  Unaudited Condensed Statements of Cash Flows, for the
       three months ended March 31, 2001 and 2000 and for
       the period from inception on August 1, 1995 through
       March 31, 2001                                        4 - 5

  -  Notes to Unaudited Condensed Financial Statements       6 - 9

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                     $     366     $  1,267
  Investment                                 153,571      153,571
                                        ____________  ____________
        Total Current Assets                 153,937      154,838
                                        ____________  ____________
                                           $ 153,937     $154,838
                                        ____________  ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Advances payable-related party           $ 111,750     $ 110,500
  Accounts payable                             1,020         1,020
                                        ____________  ____________
   Total Current Liabilities                 112,770       111,520
                                        ____________  ____________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding                                 1,250         1,250
  Additional paid-in capital                  98,747        98,747
  Deficit accumulated during the
    development stage                       (58,830)      (56,679)
                                        ____________  ____________
        Total Stockholders' Equity            41,167        43,318
                                        ____________  ____________
                                           $ 153,937     $ 154,838
                                        ____________  ____________






Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statement.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                  For the Three     From Inception on
                                   Months Ended      August 1, 1995
                                    March 31,           Through
                             _______________________    March 31,
                                  2001       2000         2001
                              __________  __________  ___________
REVENUE                         $      -     $     -   $        -

EXPENSES:
  General and administrative       2,195       4,009       39,742
                              __________  __________  ___________
      Total Expenses               2,195       4,009       39,742
                              __________  __________  ___________

LOSS BEFORE OTHER INCOME
  (EXPENSE)                      (2,195)     (4,009)     (39,742)
                              __________  __________  ___________

OTHER INCOME (EXPENSE):
  Interest expense                     -     (1,732)        (876)
  Interest income                      -           -           44
  Miscellaneous income                44           -           44
                              __________  __________  ___________

  Total Other Income (Expense)        44     (1,732)        (788)
                              __________  __________  ___________
LOSS BEFORE INCOME TAXES         (2,151)     (5,741)     (40,530)

CURRENT TAX EXPENSE                    -           -            -

DEFERRED TAX EXPENSE                   -           -            -
                              __________  __________  ___________
(LOSS) FROM CONTINUING
   OPERATIONS                    (2,151)     (5,741)     (40,530)
                              __________  __________  ___________
DISCONTINUED OPERATIONS:

(Loss) from operations
  of discontinued hair
  product marketing operations         -           -     (18,990)

Gain on disposition of hair
  product marketing operations         -           -          690
                              __________  __________  ___________
LOSS FROM DISCONTINUED
   OPERATIONS                          -           -     (18,300)
                              __________  __________  ___________
NET LOSS                        $(2,151)     $(5,741)  $ (58,830)
                              __________  __________  ___________

LOSS PER COMMON SHARE:
  Continuing operations         $  (.00)   $   (.00) $      (.04)
  Discontinued operations              -           -        (.02)
                              __________  __________  ___________
      Loss Per Common Share     $  (.00)   $   (.00) $      (.06)
                              __________  __________  ___________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                          From Inception on
                             For the Three Months Ended     August 1, 1995
                                      March 31,                Through
                             _____________________________    March 31,
                                    2001         2000           2001
                             _________________________________________
Cash Flows from
  Operating Activities:
 Net loss                       $ (2,151)    $ (5,741)     $ (58,830)
 Adjustments to reconcile
   net (loss) to net cash
   used by operations:
  Amortization                          -            -           500
  Changes in assets and
    liabilities:
   Increase in accounts payable         -            -         1,020
   Increase in prepaid expenses         -      (5,000)             -
   Increase in accrued
    interest-related party              -        1,732         5,617
                              ______________________________________
        Net Cash Provided
          (Used) by Operating
          Activities              (2,151)      (9,009)      (51,693)
                              ______________________________________
Cash Flows from Investing
  Activities:
 Organization costs                     -            -         (500)
 Purchase of investment                 -            -     (153,571)
                              ______________________________________
        Net Cash Provided
          (Used) by Investing
          Activities                    -            -     (154,071)
                              ______________________________________
Cash Flows from
  Financing Activities:
 Proceeds from sale of
   common stock                         -            -        83,500
 Payment of stock
   offering costs                       -            -       (4,950)
 Proceeds from note
   payable-related party                -            -       115,830
 Payments on note
   payable - related party              -            -     (100,000)
 Advances from related party        1,250            -       111,750
                              ______________________________________
        Net Cash Provided
          by Financing
          Activities:               1,250            -       206,130
                              ______________________________________
Net Increase (Decrease)
  in Cash                           (901)      (9,009)           366

Cash at Beginning of Period         1,267       12,356             -
                              ______________________________________
Cash at End of Period            $    366    $   3,347       $   366
                              ______________________________________
Supplemental Disclosures of Cash Flow information:
 Cash paid during the period for:
   Interest                      $      -    $       -       $     -
   Income taxes                  $      -    $       -       $     -





                                [Continued]

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                [Continued]

Supplemental Schedule of Non-Cash Investing and Financing Activities:
 For the Three Months Ended March 31, 2001:
  None

 For the Three Months Ended March 31, 2000:
  None

 For the period from inception on August 1, 1995 through March 31, 2001:
  The Company settled a debt consisting of a note and accrued interest payable of $121,466 for $100,000.
  Because of the related party nature of the note, the gain on settlement was accounted for as a contribution to capital.






































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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of
  SFAS  No.  133", SFAS No. 139, "Recission of SFAS No. 53 and  Amendment  to
  SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2001 and December 31, 2000.

  Common Stock - During September, 1995, in connection with its organization, the Company issued 950,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $28,500 (or $.03 per share). During October, 1995, the Company made a public offering of 50,000 shares of its previously authorized but unissued common stock. Total proceeds from the public sale of stock amounted to $5,000. Direct offering costs offset against the proceeds were $4,950.

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

  The Company has available at March 31, 2001, unused operating loss carryforwards of approximately $52,500 which may be applied against future taxable income and which expire in various years from 2010 through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $20,000 as of March 31, 2001, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $800 during the three months ended March 31, 2001.

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

  Shareholder Advance - A shareholder and officer of the Company has made advances to the Company totaling $111,750. These advances were used to pay for notes payable and other Company expenses.

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

                                          For the Three   From Inception
                                           Months Ended     on August 1,
                                            March 31,      1995 Through
                                         _________________   March 31,
                                           2001     2000       2001
                                         ________ _________ __________
    Loss from continuing operations
    available to common shareholders
    (numerator)                          $(2,151)  $(5,741)  $(40,530)
                                         ________ _________ __________
    Loss from discontinued operations
    (numerator)                          $      -  $      -  $(18,300)
                                         ________ _________ __________
    Weighted average number of
    common shares outstanding used
    in loss per share calculation for
    the period (denominator)           1,250,000  1,250,000  1,056,332
                                         ________ _________ __________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

  The Company has 1,250,000 warrants outstanding at March 31, 2001, which were not used in the calculation of loss per share as their effect is anti-dilutive.

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


                              POWER MARKETING, INC.



Date: May 14, 2001                 by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director