Form 10QSB
period 2001-06-30
POWER MARKETING INC
filed 2001-08-14
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2001

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

The number of $.001 par value common shares outstanding at June 30, 2001:
1,250,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2001

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                    PAGE


        - Unaudited Condensed Balance Sheets, June 30, 2001
            and December 31, 2000                                      2


        - Unaudited Condensed Statements of Operations, for the
            three and six months ended June 30, 2001 and 2000 and
            for the period from inception on August 1, 1995 through
            June 30, 2001                                              3

        - Unaudited Condensed Statements of Cash Flows, for the
            six months ended June 30, 2001 and 2000 and for
            the period from inception on August 1, 1995 through
            June 30, 2001                                              4

        - Notes to Unaudited Condensed Financial Statements          5-8

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS




                                  ASSETS


                                           June 30,    December 31,
                                             2001          2000
                                         ___________   ___________
CURRENT ASSETS:
  Cash                                    $      531    $   1,267
  Investment                                 153,571      153,571
                                         ___________   ___________
        Total Current Assets                 154,102      154,838
                                         ___________   ___________
                                          $  154,102    $ 154,838
                                         ___________   ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $    1,820    $    1,020
  Advances payable-related party             113,750       110,500
                                         ___________   ___________
   Total Current Liabilities                 115,570       111,520
                                         ___________   ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding                                 1,250         1,250
  Additional paid-in capital                  98,747        98,747
  Deficit accumulated during the
    development stage                       (61,465)      (56,679)
                                         ___________   ___________
        Total Stockholders' Equity             38532        43,318
                                         ___________   ___________
                                          $  154,102    $  154,838
                                         ___________   ___________




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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                           For the Three       For the Six    From Inception
                            Months Ended      Months Ended     on August 1,
                             June 30,           June 30,      1995 Through
                        __________________ __________________    June 30,
                           2001    2000     2001     2000          2001
                        ________ _________ _________ ________ ____________
REVENUE                $      -  $      -  $      -  $     -  $       -
                        ________ _________ _________ ________ ____________
EXPENSES:
  General and
   Administrative         2,635     1,050     4,830    5,059     42,377
                        ________ _________ _________ ________ ____________
   Total Expenses        (2,635)   (1,050)   (4,830)  (5,059)   (42,377)
                        ________ _________ _________ ________ ____________
LOSS FROM OPERATIONS     (2,635)   (1,050)   (4,830)  (5,059)   (42,377)
                        ________ _________ _________ ________ ____________
OTHER INCOME (EXPENSE):
  Interest expense            -    (1,733)        -   (3,465)      (876)
  Interest income             -         -         -        -         44
  Miscellaneous income        -         -        44        -         44
                        ________ _________ _________ ________ ____________
  Total Other Income
    (Expense)                 -    (1,733)       44   (3,465)      (788)
                        ________ _________ _________ ________ ____________
LOSS BEFORE
INCOME TAXES             (2,635)   (2,783)   (4,786)  (8,524)   (43,165)

CURRENT TAX EXPENSE           -         -         -        -          -

DEFERRED TAX EXPENSE          -         -         -        -          -
                        ________ _________ _________ ________ ____________
INCOME (LOSS) FROM
CONTINUNING
OPERATIONS               (2,635)   (2,783)   (4,786)  (8,524)   (43,165)
                        ________ _________ _________ ________ ____________
DISCONTINUED OPERATIONS
  (Loss) from operations
    of discontinued hair
    product marketing
    operations                -         -         -        -    (18,990)

  Gain on disposition
    of hair product
    marketing operations      -         -         -        -        690
                        ________ _________ _________ ________ ____________
LOSS FROM DISCONTINUED
  OPERATIONS                  -         -         -        -    (18,300)
                        ________ _________ _________ ________ ____________
NET LOSS                $(2,635) $ (2,783) $ (4,786) $(8,524) $ (61,465)
                        ________ _________ _________ ________ ____________


LOSS PER COMMON SHARE:
  Continuing operations $  (.00) $   (.00) $  (.00)  $  (.00) $    (.04)
  Discontinued
    operations                -         -        -         -       (.02)
                        ________ _________ _________ ________ ____________
     Loss per common
       share            $  (.00) $   (.00) $  (.00)  $  (.00) $    (.06)
                        ________ _________ _________ ________ ____________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                             For the Six      From Inception
                                             Months Endedon      August 1,
                                               June 30,        1995 Through
                                         ___________________    June 30,
                                            2001        2000      2001
                                         __________ __________ ____________

Cash Flows From Operating Activities:
 Net loss                                $  (4,786) $  (8,524) $  (61,465)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Amortization                                   -          -         500
  Changes in assets and liabilities:
    Increase (Decrease) in accounts
      payable                                  800      1,050       1,820
    Decrease (Increase) in prepaid
      expenses                                   -     (5,000)          -
    Increase (Decrease) in accrued
      interest-related party                     -      3,465       5,617
                                         __________ __________ ____________
     Net Cash Provided (Used) by
       Operating Activities                 (3,986)    (9,009)    (53,528)
                                         __________ __________ ____________
Cash Flows From Investing Activities:
 Organization costs                              -          -        (500)
 Purchase investment                             -          -    (153,571)
                                         __________ __________ ____________
    Net Cash Provided (Used) by
      Investing Activities                       -          -    (154,071)
                                         __________ __________ ____________
Cash Flows From Financing Activities:
 Proceeds from sale of common stock              -          -      83,500
 Payment of stock offering costs                 -          -      (4,950)
 Proceeds from note payable -
  related party                                  -          -     115,830
 Payments on note payable - related party        -          -    (100,000)
 Advances from related party                 3,250          -     113,750
                                         __________ __________ ____________
     Net Cash Provided by Financing
       Activities                            3,250          -     208,130
                                         __________ __________ ____________
Net Increase (Decrease) in Cash               (736)    (9,009)        531

Cash at Beginning of Period                  1,267     12,356           -
                                         __________ __________ ___________
Cash at End of Period                    $     531  $   3,347  $      531
                                         __________ __________ ___________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                $     -  $      -   $        -
   Income taxes                            $     -  $      -   $        -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

 For the period from inception on August 1, 1995 through June 30, 2001:
  On September 5, 2000, the Company settled a related party debt consisting of a note and accrued interest payable of $121,466 for $100,000. The gain on settlement was accounted for as a contribution to capital.







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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

  Loss Per Common Share - The computation of loss per common share is based on the weighted average number of shares outstanding during the period presented.

  Investment - Investments in wine and champagne are carried at the lower of cost or market value. The Company periodically reviews the carrying value of its investments for realization.

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

  Cash and Cash Equivalents- For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2001 and December 31, 2000.

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

  The Company has available at June 30, 2001, unused operating loss carryforwards of approximately $61,500 which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $20,900 as of June 30, 2001, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,700 during the six months ended June 30, 2001.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - Officers and directors have not devoted any significant amount of time to the Company's operations nor has the Company paid any compensation to its officers and directors.

  Office  Space  - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

  Shareholder Advance - A shareholder and officer of the Company has made advances to the Company totaling $3,250 during the six months ended June 30, 2001. Total advances outstanding as of June 30, 2001 amount to $113,750. These advances were used to pay for notes payable and other Company expenses. The advances are non-interest bearing.

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

                           For the Three       For the Six     From Inception
                            Months Ended       Months Ended     on August 1,
                              June 30,           June 30,      1995 Through
                          _________________ ____________________  June 30,
                            2001     2000      2001      2000       2001
                          ________ ________ __________ _________ _________
    Loss from continuing
    operations available to
    common shareholders
    (numerator)          $ (2,635) $ (2,783) $ (4,786) $ (8,524) $(43,165)
                         _________ _________ _________ _________ _________
    Loss from
    discontinued
    operations
    (numerator)          $       - $       - $       - $       - $(18,300)
                         _________ _________ _________ _________ _________
    Weighted average
    number of common
    shares outstanding
    used in loss per
    share calculation
    for the period
    (denominator)        1,250,000 1,250,000 1,250,000 1,250,000 1,064,491
                         _________ _________ _________ _________ _________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

  The Company has 1,250,000 warrants outstanding at June 30, 2001, which were not used in the calculation of loss per share as their effect is anti-dilutive.

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


                              POWER MARKETING, INC.



Date: August 14, 2001                    by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director