Form 10QSB
period 2001-09-30
POWER MARKETING INC
filed 2001-11-07
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2001

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

The number of $.001 par value common shares outstanding at September 30, 2001:
1,250,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2001

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


   -    Unaudited Condensed Balance Sheets, September 30, 2001
          and December 31, 2000                                    2


   -    Unaudited Condensed Statements of Operations, for the
          three and nine months ended September 30, 2001 and
          2000 and for the period from inception on August
          1, 1995 through September 30, 2001                       3

   -    Unaudited Condensed Statements of Cash Flows, for the
          nine months ended September 30, 2001 and 2000 and for
          the period from inception on August 1, 1995 through
          September 30, 2001                                       4

   -    Notes to Unaudited Condensed Financial Statements      5 - 8

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS




                                  ASSETS


                                        September 30,  December 31,
                                             2001          2000
                                         ___________   ___________
CURRENT ASSETS:
  Cash                                    $      430    $   1,267
  Investment                                 153,571      153,571
                                         ___________   ___________
        Total Current Assets                 154,001      154,838
                                         ___________   ___________
                                          $  154,001    $ 154,838
                                         ___________   ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $    1,020    $    1,020
  Advances -related party                    115,650       110,500
                                         ___________   ___________
        Total Current Liabilities            116,670       111,520
                                         ___________   ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding                                 1,250         1,250
  Additional paid-in capital                  98,747        98,747
  Deficit accumulated during the
    development stage                        (62,666)      (56,679)
                                         ___________   ___________
        Total Stockholders' Equity            37,331        43,318
                                         ___________   ___________
                                          $  154,001    $  154,838
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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                         For the Three     For the Nine   From Inception
                          Months Ended     Months Ended    on August 1,
                         September 30,     September 30,   1995 Through
                      ___________________________________  September 30,
                         2001     2000      2001      2000      2001
                      ________  ________  ________  ________  ________
REVENUE               $      -  $      -  $      -  $      -  $      -
                      ________  ________  ________  ________  ________
EXPENSES:
  General and
    Administrative       1,201    14,732     5,987    19,791    43,534
                      ________  ________  ________  ________  ________
   Total Expenses       (1,201)  (14,732)   (5,987)  (19,791)  (43,534)
                      ________  ________  ________  ________  ________
LOSS FROM OPERATIONS    (1,201)  (14,732)   (5,987)  (19,791)  (43,534)
                      ________  ________  ________  ________  ________
OTHER INCOME (EXPENSE):
  Interest expense           -    (1,276)        -    (4,741)     (876)
  Interest income            -         -         -         -        44
  Miscellaneous income       -         -         -         -         -
                      ________  ________  ________  ________  ________
  Total Other Income
    (Expense)                -    (1,276)        -    (4,741)     (832)
                      ________  ________  ________  ________  ________
LOSS BEFORE
  INCOME TAXES          (1,201)  (16,008)   (5,987)  (24,532)  (44,366)

CURRENT TAX EXPENSE          -         -         -         -         -

DEFERRED TAX EXPENSE         -         -         -         -         -
                      ________  ________  ________  ________  ________
INCOME (LOSS) FROM
  CONTINUNING
  OPERATIONS            (1,201)  (16,008)   (5,987)  (24,532)  (44,366)
                      ________  ________  ________  ________  ________
DISCONTINUED
  OPERATIONS
  (Loss) from
    operations of
    discontinued
    hair product
    marketing
    operations               -         -         -         -   (18,990)

  Gain on
    disposition
    of hair product
    marketing
    operations               -         -         -         -       690
                      ________  ________  ________  ________  ________
LOSS FROM DISCONTINUED
  OPERATIONS                 -         -         -         -   (18,300)
                      ________  ________  ________  ________  ________
NET LOSS              $ (1,201) $(16,008) $ (5,987) $(24,532) $(62,666)
                      ________  ________  ________  ________  ________


LOSS PER COMMON SHARE:
  Continuing
    operations        $   (.00) $   (.01) $   (.00) $   (.02) $   (.04)
  Discontinued
    operations               -      (.00)        -      (.00)     (.02)
                      ________  ________  ________  ________  ________
     Loss per common
       share          $   (.00) $   (.01) $   (.00) $   (.02) $   (.06)
                      ________  ________  ________  ________  ________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                For the Nine   From Inception
                                                Months Ended    on August 1,
                                                September 30,   1995 Through
                                            ____________________September 30,
                                              2001        2000       2001
                                            _________  _________  _________

Cash Flows From Operating Activities:
 Net loss                                   $  (5,987) $ (24,532) $ (62,666)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Amortization                                      -          -        500
  Changes in assets and liabilities:
    Increase in accounts payable                    -          -      1,020
    Increase in accrued
      interest-related party                        -      4,741      5,617
                                            _________  _________  _________
     Net Cash Provided (Used) by
       Operating Activities                    (5,987)   (19,791)   (55,529)
                                            _________  _________  _________
Cash Flows From Investing Activities:
 Organization costs                                 -          -       (500)
 Purchase investment                                -          -   (153,571)
                                            _________  _________  _________
     Net Cash (Used) by Investing
       Activities                                   -          -   (154,071)
                                            _________  _________  _________
Cash Flows From Financing Activities:
 Proceeds from sale of common stock                 -          -     83,500
 Payment of stock offering costs                    -          -     (4,950)
 Proceeds from note payable - related party         -          -    115,830
 Payments on note payable - related party           -   (100,000)  (100,000)
 Advances from related party                    5,150    110,000    115,650
                                            _________  _________  _________
     Net Cash Provided (Used) by
       Financing Activities
                                                5,150     10,000    210,030
                                            _________  _________  _________
Net Increase (Decrease) in Cash                  (837)    (9,791)       430

Cash at Beginning of Period                     1,267     12,356          -
                                            _________  _________  _________
Cash at End of Period                       $     430  $   2,565  $     430
                                            _________  _________  _________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                 $       -  $       -  $       -
   Income taxes                             $       -  $       -  $       -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

 For the period ended September 30, 2001:
  None

 For the period ended September 30, 2000:
  On September 5, 2000, the Company settled a related party debt consisting of a note and accrued interest payable of $121,447 for $100,000. The gain on settlement was accounted for as a contribution to capital.




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Delaware on August 1, 1995. The Company is considered a development stage company as defined in SFAS No. 7. The Company was formed to engage in the business of television marketing of hair products. During 1996, the Company discontinued the marketing of hair products and is currently considering other business opportunities or potential business acquisitions. During 1999, the Company purchased champagne and wine as an investment, but is still seeking other potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2001 and December 31, 2000.

  Common Stock - During September 1995, in connection with its organization, the Company issued 950,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $28,500 (or $.03 per share). During October, 1995, the Company made an offering of 50,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $5,000. Direct offering costs offset against the proceeds were $4,950.

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

NOTE 3 - INVESTMENT

  During November 1999, the Company acquired champagne from an entity that at the time was related to a significant shareholder of the Company. The champagne was acquired for $115,830 which was the carryover cost basis of the related entity. A note payable in the amount of $115,830 was given as consideration for the champagne.

  During December 1999, the Company paid cash of $37,741 to purchase wine as an investment. The wine was purchased from an unrelated entity.

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

  The Company has available at September 30, 2001, unused operating loss carryforwards of approximately $62,600 which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $21,200 as of September 30, 2001, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,000 during the nine months ended September 30, 2001.

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

  Shareholder Advance - A shareholder and officer of the Company has made advances to the Company totaling $3,250 during the nine months ended September 30, 2001. Total advances outstanding as of September 30, 2001 amount to $113,750. These advances were used to pay for notes payable and other Company expenses. The advances are non-interest bearing.

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


NOTE 6 - GOING CONCERN

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

NOTE 7 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented.

                           For the Three        For the Nine   From Inception
                           Months Ended         Months Ended    on August 1,
                           September 30,        September 30,   1995 Through
                      ____________________  ____________________September 30,
                         2001       2000       2001      2000        2001
                      _________  _________  _________  _________  _________
  Loss from continuing
  operations available
  to common
  shareholders
  (numerator)         $  (1,201) $ (16,008) $  (5,987) $ (24,532) $ (44,366)
                      _________  _________  _________  _________  _________
  Loss from
  discontinued
  operations
  (numerator)         $       -  $       -  $       -  $       -  $ (18,300)
                      _________  _________  _________  _________  _________
  Weighted average
  number of common
  shares outstanding
  used in loss per
  share calculation
  for the period
  (denominator)       1,250,000  1,250,000  1,250,000  1,250,000  1,072,069
                      _________  _________  _________  _________  _________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

  The Company has 1,250,000 warrants outstanding at September 30, 2001, which were not used in the calculation of loss per share as their effect is anti-dilutive.

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

     In November, 1999, we sold 250,000 shares of common stock in a non public offering, at $.20 per share, and raised gross proceeds of $50,000. We later purchased several different vintages of investment grade wines at a cost of $37,741. We also purchased one hundred cases of investment grade champagne from an affiliated company, at the affiliate's cost, for a note payable in the amount of $115,830, due in 6 months with interest at 6% per annum. On September 5, 2000, we settled the debt consisting of the note payable in the amount of $115,830 plus accrued interest of $5,616 for $100,000. The gain on settlement of $21,446 was accounted for as a contribution to capital because of the related party nature of the note. Management loaned Power Marketing the money to repay the original note, until it can sell the wine. We intend, but are not assured of being able, to repay the note upon sale of the wine from sale proceeds.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) No instruments defining the rights of the holders of any class of registered securities have been materially modified.

     (b) No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

     (c) During the period covered by this report, there were not any securities that the issuer sold without registering the securities under the Securities Act.

     (d) In February, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on June 22, 2000. No securities have yet been sold pursuant to the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding 5 percent of the total assets of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.  None

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              POWER MARKETING, INC.



Date: November 6, 2001                  by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director