Form 10KSB
period 2001-12-31
POWER MARKETING INC
filed 2002-03-27
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001    Commission File No. 333-96257

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


    (Former name or former address, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

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

As of March 11, 2002, the aggregate market value of voting stock held by non-affiliates was approximately $ 78,505

The number of shares outstanding of the Issuer's common stock at December 31, 2001: 1,250,000

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

     Power Marketing has purchased its wine investments mostly through Nevada Wine Company, using the recommendations, brokerage, marketing, storage and other services provided by that company. Management selected Nevada Wine Company from its survey, based on a comparison of prices and services offered. Management does not presently intend to use other suppliers and other than Nevada Wine Company, does not intend to use or rely on outside consultants to conduct operations. Nevada Wine Company is not affiliated with Power Marketing or its principals. Nevada Wine Company is a Las Vegas based company that supplies the market with wine for many large and small businesses and also sells many of the world's finest wines to collectors who purchase and hold wines for their investment value, or to others who just want a good bottle of wine to drink. These wines range from good inexpensive wine to wines worth hundreds of dollars. In December, 1999, Power Marketing used the proceeds of its offering to purchase several vintages of investment grade wines.

     The following table shows the wine investments Power Marketing has purchased so far.

Description                        Bottles Price/unit     Total



1996 Pahlmeyer Red Table                 18   $65.00    $1,170

1996 Quintessa Cabernet                 120       75     9,000

1996 Opus One                            24      130     3,120

1995 Berringer Reserve Cabernet          60       60     3,600

1997 Diamond Creek Gravely Meadow        24      120     2,880

1997 Diamond Creek Red Rock Terrace      24      120     2,880

1997 Diamond Creek Volcanic Hill         24      120     2,880

1995 Silver Oak Alex                     24       60     1,440

1996 Lokoya Cabernet                     11      125     1,375

1997 Dow Port                            36       55     1,980

1997 Taylor Port                         36       78     2,808

1997 Fonsecs Port                        36       78     2,808

1997 Del Dotto                           36       50     1,800

1990 Dom Perignon (champagne)         1,200    96.53   115,830



Balance December 31, 1999             1,673           $153,571
                                           $1,232.53

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     Our common stock has been quoted under the symbol PMKT on the Electronic Bulletin Board known as the OTCBB, which is maintained by the National Association of Securities Dealers, Inc., but has not been traded in the over-the-counter market, except on a limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during such portion of the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                Low
     December 31, 2000             $.25                $.09

     March 31, 2001                $.25                $.25
     June 30, 2001                 $.35                $.28
     September 30, 2001            $.40                $.35
     December 31, 2001             $.35                $.35

     (B)  HOLDERS.

     At March 11, 2002, there were about 94 record holders of the company's common stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital and any funds from exercise of warrants to acquire additional inventory of select wines to hold for investment and resale, and also to provide general working capital during the next twelve months. Under this plan of operations Power Marketing has no specific capital commitments and the timing of capital expenditures for wine investing will depend upon the receipt of additional funds from warrant exercise or elsewhere, none of which is assured. The time frame for revenue generating activities and cash flows is also not assured or known and will depend upon the timing of sale of the wines, and receipt of the proceeds from these sales. We do not presently anticipate that we will have to raise additional funds within the next twelve months, but we have not determined how long beyond that existing capital can satisfy any cash requirements. If we do not receive sufficient funds to carry out the full plan of operations, Power Marketing will modify operations and reduce the amount spent purchasing additional vintages of investment grade wines, to the extent these funds are needed to cover other business expenses, including the lease of storage space, other overhead expenses, and fulfillment of our reporting obligations. We do not anticipate any capital commitments for product research and development or significant purchases of plant or equipment, or any change in the number of employees.

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

     In January 2002, the Company sold its investments in champagne and wine to an officer/shareholder of the Company. The Company sold its investments, which had a carrying value of $153,571, for $130,535 resulting in a loss of $23,036. The Company offset $117,950 of the sales proceeds against its liability owing to the officer/shareholder. Even though the transaction resulted in a loss of $23,036 to the Company, management believes the terms were no less favorable to the Company than could be obtained from unaffiliated parties.

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

                      Term Served As        Positions
Name of Director  Age Director/Officer      With Company

Lynn Dixon        55  Since inception       President, Secretary-Treasurer &
                                            Director

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

All officers and directors
as a group (1 person)      Common  1,025,700 shares       82%


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

     In January 2002, the Company sold its investments in champagne and wine to an officer/shareholder of the Company. The Company sold its investments, which had a carrying value of $153,571, for $130,535 resulting in a loss of $23,036. The Company offset $117,950 of the sales proceeds against its liability owing to the officer/shareholder. Even though the transaction resulted in a loss of $23,036 to the Company, management believes the terms were no less favorable to the Company than could be obtained from unaffiliated parties.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2001.

                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


POWER MARKETING, INC.



By:     /s/ Lynn Dixon       Date:   March 15, 2002
     Lynn Dixon, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Lynn Dixon       Date:    March 15, 2002
     Lynn Dixon, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2001

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2001                  2


        -  Statements of Operations, for the years ended
             December 31, 2001 and 2000, and from
             inception on August 1, 1995 through
             December 31, 2001                               3


        -  Statement of Stockholders' Equity, from
             inception on August 1, 1995 through
             December 31, 2001                           4 - 5


        -  Statements of Cash Flows, for the years ended
             December 31, 2001 and 2000, and from
             inception on August 1, 1995 through
             December 31, 2001                           6 - 7


        -  Notes to Financial Statements                 8 - 11

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                               BALANCE SHEET



                                  ASSETS

                                                       December 31,
                                                           2001
                                                      ____________
CURRENT ASSETS:
  Cash                                                $       281
  Investment, net held for sale                           130,535
                                                      ____________
        Total Current Assets                              130,816

                                                      ____________
                                                      $   130,816
                                                      ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Advances payable-related party                      $   117,950
  Accounts payable                                          1,010
                                                      ____________
          Total Current Liabilities                       118,960
                                                      ____________


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding, respectively                                1,250
  Additional paid-in capital                               98,747
  Deficit accumulated during the
    development stage                                     (88,141)
                                                      ____________
        Total Stockholders' Equity                         11,856
                                                      ____________
                                                      $   130,816
                                                      ____________





 The accompanying notes are an integral part of this financial statement.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                                  From Inception on
                                For the Year Ended  August 1, 1995
                                   December 31,        Through
                              ______________________  December 31,
                                  2001       2000         2001
                              __________  __________  ___________
REVENUE                       $        -  $        -  $         -

EXPENSES:
  General and administrative       8,426      26,850       45,973
  Impairment loss                 23,036           -       23,036
                              __________  __________  ___________
      Total Expenses              31,462      26,850       69,009
                              __________  __________  ___________

LOSS BEFORE OTHER INCOME
  (EXPENSE)                      (31,462)    (26,850)     (69,009)
                              __________  __________  ___________

OTHER INCOME (EXPENSE):
  Interest Expense                     -           -         (876)
  Interest Income                      -           -           44
                              __________  __________  ___________

  Total Other Income                   -           -         (832)
                              __________  __________  ___________
LOSS BEFORE INCOME TAXES         (31,462)    (26,850)     (69,841)

CURRENT TAX EXPENSE                    -           -            -

DEFERRED TAX EXPENSE                   -           -            -
                              __________  __________  ___________
(LOSS) FROM CONTINUING
   OPERATIONS                    (31,462)    (26,850)     (69,841)
                              __________  __________   __________
DISCONTINUED OPERATIONS:

  (Loss) from operations
    of discontinued hair
    product marketing
    operations                         -           -      (18,990)

  Gain on disposition of
    hair product marketing
    operations                         -           -          690
                              __________  __________  ___________
LOSS FROM DISCONTINUED
   OPERATIONS                          -           -      (18,300)
                              __________  __________  ___________
NET LOSS                      $  (31,462) $  (26,850) $   (88,141)
                              __________  __________  ___________

LOSS PER COMMON SHARE:
  Continuing operations       $     (.01) $     (.02) $      (.04)
  Discontinued operations            N/A         N/A         (.02)
                              __________  __________  ___________
  Loss Per Common Share       $     (.01) $     (.02) $      (.06)
                              __________  __________  ___________







The accompanying notes are an integral part of these financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

               FROM THE DATE OF INCEPTION ON AUGUST 1, 1995

                         THROUGH DECEMBER 31, 2001

                                                                     Deficit
                                                                   Accumulated
                 Preferred Stock       Common Stock    Capital in   During the
               _______________________________________  Excess of  Development
                Shares    Amount     Shares    Amount   Par Value     Stage
               ________  ________  __________  _______  _________  ___________
BALANCE,
 August 1,
 1995                 -  $      -           -  $     -  $       -  $         -

Issuance of
 950,000 shares
 common stock
 for cash,
 September 15,
 1995 at $.03
 per share            -         -     950,000      950     27,550            -

Issuance of
 50,000 shares
 of common stock
 for cash,
 October 4,
 1995 at $.10
 per share,
 net of
 offering costs       -         -      50,000       50          -            -

Net loss for the
 period ended
 December 31,
 1995                 -         -           -        -          -      (23,780)
               ________  ________  __________  _______  _________  ___________
BALANCE,
 December 31,
 1995                 -         -   1,000,000    1,000     27,550      (23,780)

Net loss for
 the year ended
 December 31,
 1996                 -         -           -        -          -          (51)
               ________  ________  __________  _______  _________  ___________
BALANCE,
 December 31,
 1996                 -         -   1,000,000    1,000     27,550      (23,831)

Net loss for
 the year ended
 December 31,
 1997                 -         -           -        -          -       (2,168)
               ________  ________  __________  _______  _________  ___________
BALANCE,
 December 31,
 1997                 -         -   1,000,000    1,000     27,550      (25,999)

Net loss for
 the year ended
 December 31,
 1998                                                                   (1,348)
               ________  ________  __________  _______  _________  ___________
BALANCE,
 December 31,
 1998                 -         -   1,000,000    1,000     27,550      (27,347)

Issuance of
 250,000 shares
 of common
 stock for
 cash at .20
 per share            -         -     250,000      250     49,750            -

Net loss for
 the year ended
 December 31,
 1999                                                                   (2,482)
               ________  ________  __________  _______  _________  ___________
BALANCE,
 December 31,
 1999                 -         -   1,250,000    1,250     77,300      (29,829)

Forgiveness of
 debt accounted
 for as a
 contribution
 to capital           -         -           -        -     21,447            -

Net loss for
 the year ended
 December 31,
 2000                 -         -           -        -          -      (26,850)
               ________  ________  __________  _______  _________  ___________
BALANCE,
 December 31,
 2000                 -         -   1,250,000   12,500     98,747      (56,679)

                                (Continued)
                           POWER MARKETING, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

               FROM THE DATE OF INCEPTION ON AUGUST 1, 1995

                         THROUGH DECEMBER 31, 2001

                                (Continued)


                                                                     Deficit
                                                                   Accumulated
                Preferred Stock       Common Stock     Capital in   During the
               __________________  ___________________  Excess of  Development
                Shares    Amount     Shares    Amount   Par Value     Stage
               ________  ________  __________  _______  _________  ___________
Net loss for
 the year ended
 December 31,
 2001                 -         -           -        -          -      (31,462)
               ________  ________  __________  _______  _________  ___________
BALANCE,
 December 31,
 2001                 -  $      -   1,250,000  $12,500  $  98,747  $   (88,141)
               ________  ________  __________  _______  _________  ___________








 The accompanying notes are an integral part of this financial statement.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                                   From
                                                               Inception on
                                          For the Year Ended  August 1, 1995
                                              December 31,       Through
                                        ______________________ December 31,
                                           2001        2000        2001
                                        __________  __________  __________
Cash Flows from Operating Activities:
 Net loss                               $  (31,462) $  (26,850) $  (88,141)
 Adjustments to reconcile net (loss) to
   net cash used by operations:
  Amortization                                   -           -         500
  Impairment loss                           23,036           -      23,036
  Changes in assets and liabilities:
   Increase (decrease) in
     accounts payable                          (10)      1,020       1,010
   Increase in accrued
     interest-related party                      -       4,741       5,617
                                        __________  __________  __________
        Net Cash Provided (Used) by
          Operating Activities              (8,436)    (21,089)    (57,978)
                                        __________  __________  __________
Cash Flows from Investing Activities:
 Organization costs                              -           -        (500)
 Purchase of investment                          -           -    (153,571)
                                        __________  __________  __________
        Net Cash Provided (Used) by
          Investing Activities                   -           -    (154,071)
                                        __________  __________  __________
Cash Flows from Financing Activities:
 Proceeds from sale of common stock              -           -      83,500
 Payment of stock offering costs                 -           -      (4,950)
 Proceeds from note payable - related
   party                                         -           -     115,830
 Payment on note payable - related
   party                                         -    (100,000)   (100,000)
 Advances from related party                 7,450    110,0000     117,950
                                        __________  __________  __________
        Net Cash Provided by Financing
          Activities                         7,450      10,000     212,330
                                        __________  __________  __________
Net Increase (Decrease) in Cash               (986)    (11,089)        281

Cash at Beginning of Period                  1,267      12,356           -
                                        __________  __________  __________
Cash at End of Period                   $      281  $    1,267  $      281
                                        __________  __________  __________

                                (Continued)
                           POWER MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS
                                                                  From
                                                              Inception on
                                         For the Year Ended  August 1, 1995
                                             December 31,       Through
                                         ___________________  December 31,
                                            2001      2000        2001
                                         _________  ________  ____________

Supplemental Disclosures of Cash Flow information:
 Cash paid during the period for:
   Interest                              $       -  $      -  $         -
   Income taxes                          $       -  $      -  $         -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

 For the Year Ended December 31, 2001:

  None

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

  (Loss) Per Common Share - The computation of loss per common share is based on the weighted average number of shares outstanding during the period presented. [See Note 7]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2001.

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

  Subsequent to December 31, 2001, the Company sold its investment in champagne and wine to a related party for $130,535. The Company has recorded $23,036 as an impairment loss as of December 31, 2001 which is equal to the amount of loss on the subsequent sale of the investment. [See
  Note 8]

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

  The Company has available at December 31, 2001, unused operating loss carryforwards of approximately $63,300 which may be applied against future taxable income and which expire in various years from 2010 through 2020. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,500 as of December 31, 2001, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $(9,700) and $9,300 during the year ended December 31, 2001 and 2000, respectively.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - Officers and directors have not devoted any significant time to the Company's operations nor has the Company paid any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address for the Company. The cost is considered nominal and has not been expensed by the Company.

  Shareholder Advance - A shareholder and officer of the Company has made advances to the Company totaling $7,450 and $110,000 during 2001 and 2000, respectively. These advances were used to pay for notes payable and other Company expenses.

  Sale of Investments - Subsequent to December 31, 2001, the Company sold its investments in champagne and wine to a related party. [See Note 8]

NOTE 6 - GOING CONCERN

  The Company was formed with a very specific business plan. The Company expended virtually all of its working capital in a relatively short time period and was not successful in establishing on-going profitable operations. Consequently, the Company discontinued its operations of engaging in television marketing. The Company currently has no on-going operations.

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception, has expended most of its working capital and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans, or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - EARNINGS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented.

                                             For the      From Inception
                                            Year Ended      on August 1,
                                            December 31,   1995 Through
                                       _____________________December 31,
                                          2001        2000      2001
                                       __________  _________  _________
    Loss from continuing operations
    available to common shareholders
    (numerator)                        $   (8,426) $ (26,850) $ (46,805)
                                       __________  _________  _________
    Loss from discontinued operations
    (numerator)                        $        -  $       -  $ (18,300)
                                       __________  _________  _________
    Weighted average number of
    common shares outstanding used
    in loss per share calculation for
    the period (denominator)            1,250,000  1,250,000  1,079,053
                                       __________  _________  _________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

  The Company has 1,250,000 warrants outstanding at December 31, 2001, which were not used in the calculation of loss per share as their effect is anti-dilutive.

NOTE 8 - SUBSEQUENT EVENTS

  In January 2002, the Company sold its investments in champagne and wine to an officer/shareholder of the Company. The Company sold its investments, which had a carrying value of $153,571, for $130,535 resulting in a loss of $23,036. The Company offset $117,950 of the sales proceeds against its liability owing to the officer/shareholder.