Form 10QSB
period 2002-03-31
POWER MARKETING INC
filed 2002-05-16
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2002

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

The number of $.001 par value common shares outstanding at March 31, 2002:
1,250,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2002

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -   Unaudited Condensed Balance Sheets,
            March 31, 2002 and December 31, 2001           2

        -   Unaudited Condensed Statements of
            Operations, for the three months
            ended March 31, 2002 and 2001 and for
            the period from inception on
            August 1, 1995 through March 31, 2002          3

        -   Unaudited Condensed Statements of
            Cash Flows, for the three months
            ended March 31, 2002 and 2001 and for
            the period from inception on
            August 1, 1995 through March 31, 2002        4 - 5

        -  Notes to Unaudited Condensed
           Financial Statements                          6 - 9

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                          March 31,   December 31,
                                             2002         2001
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                     $     731     $    281
  Related party receivable                   130,535            -
  Investment, net held for sale                    -      130,535
                                        ____________  ____________
        Total Current Assets                 131,266      130,816
                                        ____________  ____________
                                           $ 131,266     $130,816
                                        ____________  ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Advances payable - related party         $ 119,050     $ 117,950
  Accounts payable                             5,048         1,010
                                        ____________  ____________
   Total Current Liabilities                 124,098       118,960
                                        ____________  ____________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding                                 1,250         1,250
  Additional paid-in capital                  98,747        98,747
  Deficit accumulated during the
    development stage                       (92,829)      (88,141)
                                        ____________  ____________
        Total Stockholders' Equity             7,168        11,856
                                        ____________  ____________
                                           $ 131,266     $ 130,816
                                        ____________  ____________





Note: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                   For the Three   From Inception on
                                   Months Ended     August 1, 1995
                                    March 31,           Through
                              ______________________    March 31,
                                  2002       2001         2002
                              __________  __________  ___________
REVENUE                         $      -     $     -   $        -

EXPENSES:
  General and administrative       4,688       2,195       50,661
  Impairment loss                      -           -       23,036
                              __________  __________  ___________
      Total Expenses               4,688       2,195       73,697
                              __________  __________  ___________

LOSS BEFORE OTHER INCOME
  (EXPENSE)                      (4,688)     (2,195)     (73,697)
                              __________  __________  ___________

OTHER INCOME (EXPENSE):
  Interest expense                     -           -        (876)
  Interest income                      -           -           44
  Miscellaneous income                 -          44            -
                              __________  __________  ___________

  Total Other Income (Expense)         -          44        (832)
                              __________  __________  ___________
LOSS BEFORE INCOME TAXES         (4,688)     (2,151)     (74,529)

CURRENT TAX EXPENSE                    -           -            -

DEFERRED TAX EXPENSE                   -           -            -
                              __________  __________  ___________
(LOSS) FROM CONTINUING
   OPERATIONS                    (4,688)     (2,151)     (74,529)
                              __________  __________  ___________
DISCONTINUED OPERATIONS:

(Loss) from discontinued
  operations                           -           -     (18,990)

Gain on disposition of
  discontinued operations              -           -          690
                              __________  __________  ___________
LOSS FROM DISCONTINUED
   OPERATIONS                          -           -     (18,300)
                              __________  __________  ___________
NET LOSS                        $(4,688)     $(2,151)  $ (92,829)
                              __________  __________  ___________

LOSS PER COMMON SHARE:
  Continuing operations         $ (.00)   $   (.00)    $   (.07)
  Discontinued operations           -           -          (.02)
                              __________  __________  ___________
      Loss Per Common Share     $ (.00)   $   (.00)    $   (.09)
                              __________  __________  ___________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                          For the Three   From Inception on
                                           Months Ended    August 1, 1995
                                             March 31,         Through
                                       _____________________  March 31,
                                           2002        2001      2002
                                       __________   ________  ________
Cash Flows from Operating Activities:
 Net loss                             $   (4,688)  $ (2,151)  $(92,829)
 Adjustments to reconcile net
  (loss) to net cash used by
  operations:
   Amortization                                -          -        500
   Impairment loss                             -          -     23,036
   Changes in assets and liabilities:
    (Increase) in related party
     receivable                         (130,535)         -   (130,535)
    Increase in accounts payable           4,038          -      5,048
    Increase in accrued
     interest - related party                  -          -      5,617
                                       __________   ________  ________
        Net Cash Provided (Used) by
          Operating Activities          (131,185)    (2,151)  (189,163)
                                       __________   ________  ________

Cash Flows from Investing Activities:
 Organization costs                            -          -       (500)
 Purchase of investment                        -          -   (153,571)
 Proceeds from sales of investment       130,535          -    130,535
                                       __________   ________  ________
        Net Cash Provided (Used) by
          Investing Activities           130,535          -    (23,536)
                                       __________   ________  ________

Cash Flows from Financing Activities:
 Proceeds from sale of common stock            -          -     83,500
 Payment of stock offering costs               -          -     (4,950)
 Proceeds from note payable-related party      -          -    115,830
 Payments on note payable - related party      -          -   (100,000)
 Advances from related party               1,100      1,250    119,050
                                       __________   ________  ________
        Net Cash Provided by
          Financing Activities             1,100      1,250    213,430
                                       __________   ________  ________
Net Increase (Decrease) in Cash              450       (901)       731

Cash at Beginning of Period                  281      1,267          -
                                       __________   ________  ________
Cash at End of Period                 $      731    $   366   $    731
                                       __________   ________  ________

Supplemental Disclosures of Cash Flow information:
 Cash paid during the period for:
   Interest                             $   -        $   -      $   -
   Income taxes                         $   -        $   -      $   -

                                [Continued]

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                [CONTINUED]

Supplemental Schedule of Non-Cash Investing and Financing Activities:
 For the Three Months Ended March 31, 2002:
  None

 For the Three Months Ended March 31, 2001:
  None

 For the period from inception on August 1, 1995 through March 31, 2002:
  The Company settled a debt consisting of a note and accrued interest payable of $121,466 for $100,000. Because of the related party nature of the note, the gain on settlement was accounted for as a contribution to capital.






































 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Delaware on August 1, 1995. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company was formed to engage in the business of television marketing of hair products. During 1996, the Company discontinued the marketing of hair products and is currently considering other business opportunities or potential business acquisitions. During 1999, the Company purchased champagne as an investment, but is still seeking other potential business ventures. The Company has, at present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

NOTE 2 - RELATED PARTY RECEIVABLE AND INVESTMENT

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

  During the year ended December 31, 2001, the Company recorded an impairment loss of $23,036 to reflect the net realizable value of the investment.

  During January 2002, the Company sold its investment in champagne and wine to a related party for $130,535. At March 31, 2001, the cash from the sale had not been received and is shown as a related party receivable.

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2002 and December 31, 2001.

  Common Stock - During September 1995, in connection with its organization, the Company issued 950,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $28,500 (or $.03 per share). During October 1995, the Company made a public offering of 50,000 of its previously authorized but unissued common stock. Total proceeds from the public sale of stock amounted to $5,000. Direct offering costs offset against the proceeds were $4,950.

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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

  The Company has available at March 31, 2002 unused operating loss carryforwards of approximately $68,000 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,200 and $9,500 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $700 during the three months ended March 31, 2002.

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

  Shareholder Advance - During the three months ended March 31, 2002, a shareholder and officer of the Company advanced $1,100 to the Company. These advances were used to pay Company expenses. At March 31, 2002, the Company owes $119,050 to the shareholder. The advances bear no interest.

  Sale  of  Investments  -  During  January  2002,  the  Company  sold   its
  investments in champagne and wine to a related party.  [See Note 2]

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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN [Continued]

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans, or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

NOTE 7 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:

                                         For the Three      From Inception
                                          Months Ended       on August 1,
                                           March 31,         1995 Through
                                      ____________________     March 31,
                                         2002        2001         2002
                                      _________   _________   __________
    Loss from continuing operations
    available to common shareholders
    (numerator)                       $  (4,688)  $  (2,151)  $  (74,529)
                                      _________   _________   __________
    Loss from discontinued operations
    (numerator)                       $       -   $       -   $  (18,300)
                                      _________   _________   __________
    Weighted average number of
    common shares outstanding used
    in loss per share calculation for
    the period (denominator)          1,250,000   1,250,000   1,085,374
                                      _________   _________   __________

  At March 31, 2002, the Company has 1,250,000 warrants outstanding which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

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

     In January 2002, the Company sold its investments in champagne and wine, which had a carrying value of $153,571, to an officer/shareholder of the Company, for $130,535. $117,950 of the sales proceeds was offset against the Company's liability owing to the officer/shareholder. Even though the transaction resulted in a loss of $23,036 to the Company, management believes the terms were no less favorable to the Company than could be obtained from unaffiliated parties.

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


                              POWER MARKETING, INC.



Date:  May 13, 2002                by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director