Form 10KSB/A
period 2001-12-31
POWER MARKETING INC
filed 2002-07-19
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB/A

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


POWER MARKETING, INC.



By:     /s/ Lynn Dixon       Date:   July 19, 2002
     Lynn Dixon, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Lynn Dixon       Date:    July 19, 2002
     Lynn Dixon, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

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

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
POWER MARKETING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Power Marketing, Inc. [a development stage company] at December 31,
2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on August 1, 1995 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Power Marketing, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period from inception through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 6 to the financial statements, the Company has suffered losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.

January 16, 2002
Salt Lake City, UT

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