Form 10QSB
period 2002-06-30
POWER MARKETING INC
filed 2002-08-15
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2002

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

The number of $.001 par value common shares outstanding at June 30, 2002:
1,250,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                       PAGE


        -  Unaudited Condensed Balance Sheets, June 30, 2002
            and December 31, 2001                                       2


        -  Unaudited Condensed Statements of Operations, for the
            three and six months ended June 30, 2002 and 2001 and
            for the period from inception on August 1, 1995 through
            June 30, 2002                                               3

        -  Unaudited Condensed Statements of Cash Flows, for the
            six months ended June 30, 2002 and 2001 and for
            the period from inception on August 1, 1995 through
            June 30, 2002                                               4

        -  Notes to Unaudited Condensed Financial Statements          5 - 8

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                           June 30,    December 31,
                                             2002          2001
                                         ___________   ___________
CURRENT ASSETS:
  Cash                                    $    5,819    $     281
  Investment                                       -      130,535
                                         ___________   ___________
        Total Current Assets                   5,819      130,816
                                         ___________   ___________
                                          $    5,819    $ 130,816
                                         ___________   ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $    1,495    $    1,010
  Advances payable - related party             1,100       117,950
                                         ___________   ___________
   Total Current Liabilities                   2,595       118,960
                                         ___________   ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding                                 1,250         1,250
  Additional paid-in capital                  98,747        98,747
  Deficit accumulated during the
    development stage                       (96,773)      (88,141)
                                         ___________   ___________
        Total Stockholders' Equity             3,224        11,856
                                         ___________   ___________
                                          $    5,819    $  130,816
                                         ___________   ___________




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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                     From
                              For the Three       For the Six      Inception
                              Months Ended        Months Ended    on August 1,
                                June 30,            June 30,      1995 Through
                           __________________  __________________  June 30,
                              2002     2001      2002      2001      2002
                           ________  ________  ________  ________  _________
REVENUE                    $     -   $     -   $     -   $     -   $     -

EXPENSES:
  General and
    administrative           3,944     2,635     8,632     4,830    54,605
  Impairment loss                -         -         -         -    23,036
                           ________  ________  ________  ________  _________
   Total Expenses           (3,944)   (2,635)   (8,632)   (4,830)  (77,641)
                           ________  ________  ________  ________  _________
LOSS BEFORE OTHER INCOME
  (EXPENSE)                 (3,944)   (2,635)   (8,632)   (4,830)  (77,641)
                           ________  ________  ________  ________  _________
OTHER INCOME (EXPENSE):
  Interest expense               -         -         -         -      (876)
  Interest income                -         -         -         -        44
  Miscellaneous income           -         -         -        44         -
                           ________  ________  ________  ________  _________
  Total Other
   Income (Expense)              -         -         -        44      (832)
                           ________  ________  ________  ________  _________
LOSS BEFORE
  INCOME TAXES              (3,944)   (2,635)   (8,632)   (4,786)   (78,429)

CURRENT TAX EXPENSE              -         -         -         -          -

DEFERRED TAX EXPENSE             -         -         -         -          -
                           ________  ________  ________  ________  _________
INCOME (LOSS) FROM
CONTINUNING  OPERATIONS     (3,944)   (2,635)   (8,632)   (4,786)   (78,429)
                           ________  ________  ________  ________  _________
DISCONTINUED OPERATIONS
  (Loss) from discontinued
    operations                   -         -         -         -    (18,990)

  Gain on disposition of
    discontinued operations      -         -         -         -        690
                           ________  ________  ________  ________  _________
LOSS FROM DISCONTINUED
  OPERATIONS                     -         -         -         -    (18,300)
                           ________  ________  ________  ________  _________
NET LOSS                   $(3,944)  $(2,635)  $(8,632)  $(4,786)  $(96,773)
                           ________  ________  ________  ________  _________


LOSS PER COMMON SHARE:
  Continuing operations    $ (.00)   $ (.00)   $  (.01)  $ (.00)   $ (.07)
  Discontinued operations       -         -          -        -      (.02)
                           ________  ________  ________  ________  _________
   Loss per common share   $ (.00)   $ (.00)   $  (.01)  $ (.00)   $ (.09)
                           ________  ________  ________  ________  _________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   From
                                               For the Six       Inception
                                               Months Ended     on August 1,
                                                  June 30,      1995 Through
                                           ____________________   June 30,
                                               2002       2001      2002
                                           __________  ________  __________

Cash Flows From Operating Activities:
 Net loss                                   $ (8,632)  $(4,786)   $ (96,773)
 Adjustments to reconcile net loss to
   net cash used by operations:
  Amortization                                     -         -          500
  Impairment loss                                  -         -       23,036
  Changes in assets and liabilities:
    Increase (Decrease) in
     accounts payable                            485       800        1,495
    Increase (Decrease) in
     accrued interest - related party              -         -        5,617
                                           __________  _________  _________
     Net Cash (Used) by
      Operating Activities                    (8,147)   (3,986)     (66,125)
                                           __________  _________  _________
Cash Flows From Investing Activities:
 Organization costs                                -         -         (500)
 Purchase investment                               -         -     (153,571)
 Proceeds from sale of investment            130,535         -      130,535
                                           __________  _________  _________
    Net Cash Provided (Used) by
     Investing Activities                    130,535         -      (23,536)
                                           __________  _________  _________
Cash Flows From Financing Activities:
 Proceeds from sale of common stock                -         -       83,500
 Payment of stock offering costs                   -         -       (4,950)
 Proceeds from note payable - related party        -         -      115,830
 Payments on note payable - related party          -         -     (100,000)
 Advances from related party                   1,100     3,250      119,050
 Payments on advances from related party    (117,950)        -     (117,950)
                                           __________  _________  _________
     Net Cash Provided (Used) by
      Financing Activities                  (116,850)    3,250       95,480
                                           __________  _________  _________
Net Increase (Decrease) in Cash                5,538      (736)       5,819

Cash at Beginning of Period                      281     1,267            -
                                           __________  _________  _________
Cash at End of Period                         $5,819    $  531     $  5,819
                                           __________  _________  _________
Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                  $    -     $    -     $     -
   Income taxes                              $    -     $    -     $     -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

 For the six months ended June 30, 2002:
  None

 For the six months ended June 30, 2001:
  None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  During the year ended December 31, 2001, the Company recorded an impairment loss of $23,036 to reflect the net realizable value of the investment. In January 2002, the Company sold its investments in champagne and wine to an officer/shareholder of the Company. The Company sold its investments, which had an original carrying value of $153,571, for $130,535 resulting in a loss of $23,036. The Company offset $117,950 of the sales proceeds against its liability owing to the officer/shareholder.

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002 and December 31, 2001.

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

  During December 1999, the Company issued 250,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $50,000 (or $.20 per share)

  Warrant Distribution - The Company completed a distribution of warrants to purchase 1,250,000 shares of common stock. The warrants were exercisable at $1.00 per share, on or before June 30, 2002. The warrants were distributed as a dividend on the common stock to all the shareholders of record. All 1,250,000 warrants expired on June 30, 2002.

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

  The Company has available at June 30, 2002 unused operating loss carryforwards of approximately $71,000 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,800 and $9,500 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,300 during the six months ended June 30, 2002.

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

  Shareholder Advance - During the six months ended June 30, 2002, a shareholder and officer of the Company advanced $1,100 to the Company. These advances were used to pay Company expenses. At June 30, 2002, the Company owes $1,100 to the shareholder. The advances bear no interest.

  Sale of Investments - In January 2002, the Company sold its investments in champagne and wine to an officer/shareholder of the Company. The Company sold its investments, which had an original carrying value of $153,571, for $130,535 resulting in a loss of $23,036. The Company offset $117,950 of the sales proceeds against its liability owing to the officer/shareholder. [See Note 2]

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

NOTE 7 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:

                                                                     From
                           For the Three         For the Six       Inception
                            Months Ended         Months Ended     on August 1,
                              June 30,             June 30,       1995 Through
                        ____________________  ____________________  June 30,
                            2002      2001       2002       2001      2002
                        _________  _________  _________  _________  _________
    Loss from continuing
    operations available
    to common
    shareholders
    (numerator)          $(3,944)   $(2,635)  $(8,632)   $(4,786)   $(78,429)
                        _________  _________  _________  _________  _________
    Loss from
    discontinued
    operations
    (numerator)          $    -     $    -    $     -    $     -    $(18,300)
                        _________  _________  _________  _________  _________
    Weighted average
    number of common
    shares outstanding
    used in loss per
    share calculation
    for the period
    (denominator)       1,250,000  1,250,000  1,250,000  1,250,000  1,091,307
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

     In February, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on June 22, 2000. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. The warrants were distributed as soon as practicable after the date of the prospectus to common stockholders of record as of September 30, 1999. The warrants were exercisable at $1.00 per share, on or before June 30, 2002. The warrants have now expired, and no securities were ever sold pursuant to the offering.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital to provide general working capital during the next twelve months. Under this plan of operations Power Marketing has no specific capital commitments and the timing of capital expenditures will depend upon the receipt of additional funds, none of which is assured. The time frame for revenue generating activities and cash flows is also not assured or known and will depend upon the timing of sale of the wines, and receipt of the proceeds from these sales. We do not presently anticipate that we will have to raise additional funds within the next twelve months, but we have not determined how long beyond that existing capital can satisfy any cash requirements. If we do not receive sufficient funds to carry out the full plan of operations, Power Marketing will modify operations and reduce the amount spent purchasing additional vintages of investment grade wines, to the extent these funds are needed to cover other business expenses, including other overhead expenses, and fulfillment of our reporting obligations. We do not anticipate any capital commitments for product research and development or significant purchases of plant or equipment, or any change in the number of employees.

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

     (d) In February, 2000, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on June 22, 2000. The warrants were distributed as soon as practicable after the date of the prospectus to common stockholders of record as of September 30, 1999. The warrants were exercisable at $1.00 per share, on or before June 30, 2002. The warrants have now expired, and no securities were ever sold pursuant to the offering.

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


                              POWER MARKETING, INC.



Date:  August 13, 2002             by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director




Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned Chief Executive Officer and Chief Financial Officer certify that this report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 13, 2002             by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director