Form 10QSB
period 2002-09-30
POWER MARKETING INC
filed 2002-11-12
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2002

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

The number of $.001 par value common shares outstanding at September 30, 2002:
1,250,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2002

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE


        -  Unaudited Condensed Balance Sheets,
             September 30, 2002 and December 31, 2001                2


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended
            September 30, 2002 and 2001 and for the
            period from inception on August 1, 1995
            through September 30, 2002                               3

        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2002
            and 2001 and for the period from inception on
            August 1, 1995 through September 30, 2002                4

        -  Notes to Unaudited Condensed Financial Statements       5 - 8

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS

                                  ASSETS


                                        September 30,  December 31,
                                             2002          2001
                                         ___________   ___________
CURRENT ASSETS:
  Cash                                    $    3,224    $     281
  Investment                                       -      130,535
                                         ___________   ___________
        Total Current Assets                   3,224      130,816
                                         ___________   ___________
                                          $    3,224    $ 130,816
                                         ___________   ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $      565    $    1,010
  Advances payable - related party             1,100       117,950
                                         ___________   ___________
   Total Current Liabilities                   1,665       118,960
                                         ___________   ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding                                 1,250         1,250
  Additional paid-in capital                  98,747        98,747
  Deficit accumulated during the
    development stage                       (98,438)      (88,141)
                                         ___________   ___________
        Total Stockholders' Equity             1,559        11,856
                                         ___________   ___________
                                          $    3,224    $  130,816
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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                      From
                                                                   Inception
                           For the Three        For the Nine           on
                           Months Ended         Months Ended        August 1,
                           September 30,        September 30,     1995 Through
                         __________________   ___________________ September 30,
                           2002      2001        2002      2001       2002
                         ________  ________   _________  ________   ________
REVENUE                  $     -   $     -    $      -   $     -    $      -

EXPENSES:
  General and
    administrative         1,665     1,201      10,297     5,987      56,270
  Impairment loss              -         -           -         -      23,036
                         ________  ________   _________  ________   ________
   Total Expenses         (1,665)   (1,201)    (10,297)   (5,987)    (79,306)
                         ________  ________   _________  ________   ________
LOSS BEFORE OTHER
 Income (EXPENSE)         (1,665)   (1,201)    (10,297)   (5,987)    (79,306)
                         ________  ________   _________  ________   ________
OTHER INCOME (EXPENSE):
  Interest expense             -         -           -         -        (876)
  Interest income              -         -           -         -          44
                         ________  ________   _________  ________   ________
   Total Other
    Income (Expense)           -         -           -         -        (832)
                         ________  ________   _________  ________   ________
LOSS BEFORE
 INCOME TAXES             (1,665)   (1,201)    (10,297)   (5,987)    (80,138)

CURRENT TAX EXPENSE            -         -           -         -           -

DEFERRED TAX EXPENSE           -         -           -         -           -
                         ________  ________   _________  ________   ________
INCOME (LOSS) FROM
 CONTINUNING OPERATIONS   (1,665)   (1,201)    (10,297)   (5,987)    (80,138)
                         ________  ________   _________  ________   ________
DISCONTINUED OPERATIONS
  (Loss) from
   discontinued
   operations                  -         -           -         -     (18,990)

  Gain on disposition
   of discontinued
   operations                  -         -           -         -         690
                         ________  ________   _________  ________   ________
LOSS FROM DISCONTINUED
 OPERATIONS                    -         -           -         -     (18,300)
                         ________  ________   _________  ________   ________
NET LOSS                 $(1,665)  $(1,201)   $(10,297)  $(5,987)   $(98,438)
                         ________  ________   _________  ________   ________


LOSS PER COMMON SHARE:
 Continuing operations    $ (.00)   $ (.00)     $ (.01)   $ (.00)     $ (.07)
 Discontinued operations       -         -           -         -        (.02)
                         ________  ________   _________  ________   ________
  Loss per common share   $ (.00)   $ (.00)     $ (.01)   $ (.00)     $ (.09)
                         ________  ________   _________  ________   ________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Nine     From Inception
                                            Months Ended       on August 1,
                                           September 30,      1995 Through
                                         ___________________  September 30,
                                            2002      2001       2002
                                         _________  ________  __________

Cash Flows From Operating Activities:
 Net loss                                $(10,297)  $(5,987)   $(98,438)
 Adjustments to reconcile net loss to
  net cash used by operations:
   Amortization                                 -         -         500
   Impairment loss                              -         -      23,036
   Changes in assets and liabilities:
    Increase (Decrease)
     in accounts payable                     (445)        -         565
    Increase (Decrease) in
     accrued interest - related party           -         -       5,617
                                         _________  ________  __________
     Net Cash (Used) by
      Operating Activities                (10,742)   (5,987)    (68,720)
                                         _________  ________  __________
Cash Flows From Investing Activities:
 Organization costs                             -         -        (500)
 Purchase investment                            -         -    (153,571)
 Proceeds from sale of investment         130,535         -     130,535
                                         _________  ________  __________
     Net Cash Provided (Used) by
      Investing Activities                130,535         -     (23,536)
                                         _________  ________  __________
Cash Flows From Financing Activities:
 Proceeds from sale of common stock             -         -      83,500
 Payment of stock offering costs                -         -      (4,950)
 Proceeds from note
  payable - related party                       -         -     115,830
 Payments on note
  payable - related party                       -         -    (100,000)
 Advances from related party                1,100     5,150     119,050
 Payments on advances
  from related party                     (117,950)        -    (117,950)
                                         _________  ________  __________
     Net Cash Provided (Used) by
      Financing Activities               (116,850)    5,150      95,480
                                         _________  ________  __________
Net Increase (Decrease) in Cash             2,943      (837)      3,224

Cash at Beginning of Period                   281     1,267           -
                                         _________  ________  __________
Cash at End of Period                      $3,224    $  430   $   3,224
                                         _________  ________  __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                $   -     $   -     $    -
   Income taxes                            $   -     $   -     $    -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

 For the nine months ended September 30, 2002:
  None

 For the nine months ended September 30, 2001:
  None

 For the period from inception on August 1, 1995 through September 30, 2001:
  The Company settled a debt consisting of a note and accrued interest payable of $121,466 for $100,000. Because of the related party nature of the note, the gain on settlement was accounted for as a contribution to capital.



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2002 and December 31, 2001.

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

  The Company has available at September 30, 2002 unused operating loss carryforwards of approximately $69,000 which may be applied against future taxable income and which expire in various years through 2022 and a capital loss carryforward of approximately $23,000 which may be applied against future capital gains and which expires in 2007. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $13,800 and $9,000 as of September 30, 2002 and December 31, 2001,
  respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,800 during the nine months ended September 30, 2002.

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

  Shareholder Advance - During the nine months ended September 30, 2002, a shareholder and officer of the Company advanced $1,100 to the Company. These advances were used to pay Company expenses. At September 30, 2002, the Company owes $1,100 to the shareholder. The advances bear no interest.

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

NOTE 7 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented:


                                                                      From
                           For the Three        For the Nine       Inception
                           Months Ended         Months Ended     on August 1,
                           September 30,        September 30,    1995 Through
                       ____________________  ____________________ September 30,
                          2002       2001       2002       2001      2002
                       _________  _________  _________  _________  _________
    Loss from
    continuing
    operations
    available
    to common
    shareholders
    (numerator)         $(1,665)   $(1,201)  $(10,297)   $(5,987)  $(80,138)
                       _________  _________  _________  _________  _________
    Loss from
    discontinued
    operations
    (numerator)         $    -     $    -     $    -      $    -   $(18,300)
                       _________  _________  _________  _________  _________
    Weighted average
    number of common
    shares outstanding
    used in loss per
    share calculation
    for the period
    (denominator)      1,250,000  1,250,000  1,250,000  1,250,000  1,096,886
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

ITEM 3. CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 15d-14) for the issuer and have:

     designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date").

     Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

     any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

     any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

     any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                              Power Marketing, Inc.



Date: November 4, 2002             by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director



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



Date: November 4, 2002             by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director

                           CERTIFICATIONS*
I, Lynn Dixon, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Power Marketing, Inc., the registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 4, 2002   by:     /s/ Lynn Dixon
                         Lynn Dixon, President & Director
                    (Chief Executive Officer and Chief Financial Officer)

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.