Form 10KSB
period 2002-12-31
POWER MARKETING INC
filed 2003-03-24
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002    Commission File No. 333-96257

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable because of the lack of market quotations. (See
Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2002: 1,250,000

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

     In November-December, 1999, management of Power Marketing decided to engage in a new line of business, and raised additional capital for this purpose. Power Marketing sold 250,000 shares of common stock in a non public offering, at $.20 per share, and raised gross proceeds of $50,000. This increased the total issued and outstanding common stock to 1,250,000 shares. The Company then registered a public offering of its securities. Power Marketing declared a distribution of 1,250,000 common stock purchase warrants to shareholders of record as of July 10, 2000. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, which became effective June 22, 2000. Pursuant thereto the Company then distributed 1,250,000 warrants. The warrants were exercisable at $1.00 per share, on or before June 30, 2002. The warrants have now expired, and no securities were ever sold pursuant to the offering.

     (B)  BUSINESS OF COMPANY.

      Power Marketing was initially formed to engage in the infomercial business marketing hair products. This business was not successful and operations were eventually discontinued. Management of Power Marketing then decided to engage in the business of wine investing, to take advantage of what management believed was a money making opportunity that could be realized through buying, selling and investing in select vintages of wines.

     This business also was not successful and operations were eventually discontinued. In January 2002, the Company sold its investments in champagne and wine, which had a carrying value of $153,571, to an officer/shareholder of the Company, for $130,535. $117,950 of the sales proceeds was offset against the Company's liability owing to the officer/shareholder. Even though the transaction resulted in a loss of $23,036 to the Company, management believes the terms were no less favorable to the Company than could be obtained from unaffiliated parties. Because this business was not successful and the inventory was eventually liquidated, operations were discontinued as of December 31, 2002.

     The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

ITEM 2.   PROPERTIES

     Power Marketing has no office facilities and does not presently anticipate the need to lease commercial office space or facilities, but for the time being uses the address of the President as the business address. There is no assurance regarding the length of time the present arrangement may continue.

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

     Quarter Ended                 High                Low
     March 31, 2001                $.25                $.25
     June 30, 2001                 $.35                $.28
     September 30, 2001            $.40                $.35
     December 31, 2001             $.35                $.35

     March 31, 2002                $.35                $.20
     June 30, 2002                 $.35                $.35
     September 30, 2002                 (No quotations)
     December 31, 2002                  (No quotations)

     (B)  HOLDERS.

     At March 5, 2003, there were about 94 record holders of the company's common stock.

     (C)  DIVIDENDS.

     Power Marketing has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Management's present intention is to utilize all available funds for the development of business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Delaware corporate law, a corporation may declare and pay dividends only out of its surplus, as defined, or if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Power Marketing, Inc. was incorporated under the laws of the State of Delaware on August 1, 1995. The Company has never generated any significant revenues from operations and is still considered a development stage company.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital to provide general working capital during the next twelve months. The Company has no operating capital or income producing assets. At this time, we do not know how long it will be necessary to fund necessary expenditures from existing capital. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We do not anticipate any capital commitments for product research and development or significant purchases of plant or equipment, or any change in the number of employees.

      Since the business was unsuccessful, investors have lost the money invested and management will not attempt to pursue further efforts with respect to this business, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a
shareholders meeting to decide whether to liquidate the Company or what
direction the Company will pursue, if any.   However, the Company presently
has no commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

     The following table shows the sole officer and director, his age, and all offices and positions with Power Marketing. The director is elected for a period of one year and serves until his successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the board of directors.

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

     Mr. Dixon also serves as President and Director of Mobile Design Concepts, Inc., another company subject to the reporting requirements of the Securities Exchange Act of 1934. The director holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions during the last two years, with officers, directors or affiliates of the Company which include the following:

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

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

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                            PAGE


        -  Independent Auditors' Report                      F-1


        -  Balance Sheet, December 31, 2002                  F-2


        -  Statements of Operations, for the years
             ended December 31, 2002 and 2001
             and from inception on August 1, 1995
             through December 31, 2002                       F-3


        -  Statement of Stockholders' Equity, from
             inception on August 1, 1995 through
             December 31, 2002                               F-4


        -  Statements of Cash Flows, for the years
             ended December 31, 2002 and 2001
             and from inception on August 1, 1995
             through December 31, 2002                       F-5


        -  Notes to Financial Statements                  F-6 - F-10

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
POWER MARKETING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Power Marketing, Inc. [a development stage company] at December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on August 1, 1995 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Power Marketing, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on August 1, 1995 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 7 to the financial statements, the Company has suffered losses since inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

February 5, 2003
Salt Lake City, UT

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                               BALANCE SHEET



                                  ASSETS

                                                       December 31,
                                                           2002
                                                      ____________
CURRENT ASSETS:
  Cash                                                 $     1,799
                                                      ____________
        Total Current Assets                                 1,799

                                                      ____________
                                                       $     1,799
                                                      ____________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $         -
  Advances payable - related party                           1,440
                                                      ____________
          Total Current Liabilities                          1,440
                                                      ____________


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                              -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding, respectively                                 1,250
  Additional paid-in capital                                98,747
  Deficit accumulated during the
    development stage                                     (99,638)
                                                      ____________
        Total Stockholders' Equity                             359
                                                      ____________
                                                       $     1,799
                                                      ____________






 The accompanying notes are an integral part of this financial statement.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                                             From Inception
                                       For the Year Ended     on August 1,
                                          December 31,        1995 Through
                                      _____________________   December 31,
                                         2002       2001         2002
                                      _________   _________    _________
REVENUE                               $      -    $      -     $      -

EXPENSES:
  General and administrative                 -           -            -
                                      _________   _________    _________
      Total Expenses                         -           -            -
                                      _________   _________    _________
LOSS BEFORE INCOME TAXES                     -           -            -

CURRENT TAX EXPENSE                          -           -            -

DEFERRED TAX EXPENSE                         -           -            -
                                      _________   _________    _________
LOSS FROM CONTINUING OPERATIONS              -           -            -
                                      _________   _________    _________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued wine
   investment business (net of
   $0 in income taxes)                 (11,497)    (31,462)     (81,338)
  Gain (loss) on disposal of
   discontinued wine investment
   business operations (net of
   $0 in income taxes)                       -           -            -
  Loss from operations of
   discontinued hair product
   marketing business (net of
   $0 in income taxes)                       -           -      (18,990)
  Gain on disposal of
   discontinued hair product
   marketing operations (net of
   $0 in income taxes)                       -           -          690
                                      _________   _________    _________
LOSS FROM DISCONTINUED OPERATIONS      (11,497)    (31,462)     (99,638)
                                      _________   _________    _________
NET LOSS                              $(11,497)   $(31,462)    $(99,638)
                                      _________   _________    _________
LOSS PER COMMON SHARE:
  Continuing operations               $      -    $      -     $      -
  Operations of discontinued
   wine investment business               (.01)       (.03)        (.07)
  Gain (loss) on disposal of
   discontinued wine
   investment operations                     -           -            -
  Operations of discontinued
   hair product marketing business           -           -         (.02)
  Gain on disposal of discontinued
   hair product marketing operations         -           -          .00
                                      _________   _________    _________
  Net Loss Per Common Share           $   (.01)   $   (.03)    $   (.09)
                                      _________   _________    _________

The accompanying notes are an integral part of these financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

               FROM THE DATE OF INCEPTION ON AUGUST 1, 1995

                         THROUGH DECEMBER 31, 2002


                                                                      Deficit
                                                          Capital   Accumulated
                    Preferred Stock    Common Stock          in       During
                     ______________  ___________________   Excess       the
                                                             of     Development
                     Shares  Amount    Shares   Amount    Par Value     Stage
                     ______  ______  _________  ________  _________  __________
BALANCE,
 August 1, 1995           -   $   -          -    $    -     $    -   $      -

Issuance of 950,000
 shares common stock
 for cash at $.03 per
 share, September 1995    -       -    950,000       950     27,550          -

Issuance of 50,000
 shares common stock
 for cash at $.10 per
 share, net of offering
 costs of $4,950,
 October 1995             -       -     50,000        50          -          -

Net loss for the
 period ended
 December 31, 1995        -       -          -         -          -    (23,780)
                     ______  ______  _________  ________  _________  __________
BALANCE,
 December 31, 1995        -       -  1,000,000     1,000     27,550    (23,780)

Net loss for the
 year ended
 December 31, 1996        -       -          -         -          -        (51)
                     ______  ______  _________  ________  _________  __________
BALANCE,
 December 31, 1996        -       -  1,000,000     1,000     27,550    (23,831)

Net loss for the
 year ended
 December 31, 1997        -       -          -         -          -     (2,168)
                         ____________________________________________________
BALANCE,
 December 31, 1997        -       -  1,000,000     1,000     27,550    (25,999)

Net loss for the
 year ended
 December 31, 1998        -       -          -         -          -     (1,348)
                         ____________________________________________________
BALANCE,
 December 31, 1998        -       -  1,000,000     1,000     27,550    (27,347)

Issuance of 250,000
 shares common stock
 for cash at $.20
 per share,
 December 1999            -       -    250,000       250     49,750          -

Net loss for the
 year ended
 December 31, 1999        -       -          -         -          -     (2,482)
                         ____________________________________________________
BALANCE,
 December 31, 1999        -       -  1,250,000     1,250     77,300    (29,829)

Forgiveness of
 related party debt       -       -          -         -     21,447          -

Net loss for the
 year ended
 December 31, 2000        -       -          -         -          -    (26,850)
                         ____________________________________________________
BALANCE,
 December 31, 2000        -       -  1,250,000     1,250     98,747    (56,679)

Net loss for the
 year ended
 December 31, 2001        -       -          -         -          -    (31,462)
                         ____________________________________________________
BALANCE,
 December 31, 2001        -       -  1,250,000     1,250     98,747    (88,141)

Net loss for the
 year ended
 December 31, 2002        -       -          -         -          -    (11,497)
                     ______  ______  _________  ________  _________  __________
BALANCE,
 December 31, 2002        -  $    -  1,250,000  $  1,250  $  98,747  $ (99,638)
                     ______  ______  _________  ________  _________  __________




 The accompanying notes are an integral part of this financial statement.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                           From Inception
                                       For the Year Ended    on August 1,
                                          December 31,       1995 Through
                                     ______________________  December 31,
                                        2002         2001       2002
                                     _________    _________  __________
Cash Flows from Operating Activities:
 Net loss                            $ (11,497)   $ (31,462)  $ (99,638)
 Adjustments to reconcile
  net (loss) to net cash used
  by operations:
   Amortization                              -            -         500
   Impairment loss                           -       23,036      23,036
   Changes in assets and
    liabilities:
   Increase (decrease)
    in accounts payable                   (650)        (370)          -
   Increase (decrease) in
    liabilities of
    discontinued operations                (20)         360         340
   Increase in accrued
    interest-related party                   -            -       5,617
                                     _________    _________  __________
      Net Cash (Used) by
       Operating Activities            (12,167)      (8,436)    (70,145)
                                     _________    _________  __________
Cash Flows from Investing Activities:
 Organization costs                          -            -        (500)
 Purchase of investment                      -            -    (153,571)
 Proceeds from sale of investment      130,535            -     130,535
                                     _________    _________  __________
      Net Cash Provided (Used)
       by Investing Activities         130,535            -     (23,536)
                                     _________    _________  __________
Cash Flows from Financing Activities:
 Proceeds from sale of common stock          -            -      83,500
 Payment of stock offering costs             -            -      (4,950)
 Proceeds from note payable
  - related party                            -            -     115,830
 Payment on note payable
  - related party                            -            -    (100,000)
 Advances from related party             1,100        7,450     119,050
 Payments on advances from
  related party                       (117,950)           -    (117,950)
                                     _________    _________  __________
      Net Cash Provided (Used)
       by Financing Activities        (116,850)       7,450      95,480
                                     _________    _________  __________
Net Increase (Decrease) in Cash          1,518         (986)      1,799

Cash at Beginning of Period                281        1,267           -
                                     _________    _________  __________
Cash at End of Period                $   1,799     $    281  $    1,799
                                     _________    _________  __________

Supplemental Disclosures of
 Cash Flow information:
  Cash paid during the period for:
   Interest                          $       -     $      -  $        -
   Income taxes                      $       -     $      -  $        -

Supplemental Schedule of Non-Cash Investing and Financing Activities:
 For the Period from Inception on August 1, 1995 Through December 31, 2002:
  On September 5, 2000, the Company settled a debt consisting of a note payable and accrued interest totaling $121,466 for $100,000. Because of the related party nature of the note, the gain on settlement was accounted for as a contribution to capital.

The accompanying notes are an integral part of these financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Power Marketing, Inc. ("the Company") was organized under the laws of the State of Delaware on August 1, 1995. The Company was formed to engage in the business of television marketing of hair products. During 1996, the Company discontinued the marketing of hair products. During 1999, the Company purchased wine and champagne as investments. The Company discontinued its wine investment business effective December 31, 2002 [See Note 2]. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Investment - Investments in wine and champagne are carried at the lower of cost or market value. The Company periodically reviews the carrying value of its investments for realization.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 8].

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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has adopted SFAS No. 144 and has applied it to the year ended December 31, 2002.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2002, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                                                           From Inception
                                     For the Year Ended     on August 1,
                                        December 31,        1995 Through
                                    __________  __________  December 31,
                                       2002      2001          2002
                                    __________  __________  __________
         Revenue                    $       -   $       -   $       -
         General and administrative   (11,497)     (8,426)    (57,470)
         Impairment loss                    -     (23,036)    (23,036)
         Interest expense                   -           -        (876)
         Interest income                    -           -          44
                                    __________  __________  __________
         Net loss                   $ (11,497)  $ (31,462)  $ (81,338)
                                    __________  __________  __________

NOTE 3 - IMPAIRMENT LOSS ON INVESTMENT

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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - IMPAIRMENT LOSS ON INVESTMENT [Continued]

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

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2002.

  Common Stock - During September 1995, in connection with its organization, the Company issued 950,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $28,500 (or $.03 per share).

  During October 1995, the Company made a public offering of 50,000 of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $5,000 (or $.10 per share). Stock offering costs offset against the proceeds amounted to $4,950.

  During December 1999, the Company issued 250,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $50,000 (or $.20 per share).

  Warrant Distribution - The Company completed a distribution of warrants to purchase 1,250,000 shares of common stock as a common stock dividend. The warrants were exercisable at $1.00 per share, on or before June 30, 2002. All 1,250,000 warrants expired on June 30, 2002.

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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

  The Company has available at December 31, 2002 unused operating loss carryforwards of approximately $70,300 which may be applied against future taxable income and which expire in various years through 2022 and a capital loss carryforward of approximately $23,000 which may be applied against future capital gains and which expires in 2007. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,000 and $9,000 as of December 31, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,000 during the year ended December 31, 2002.

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

  Shareholder Advance - During the year ended December 31, 2002, an officer/shareholder of the Company advanced $1,440 to the Company. These advances were used to pay Company expenses. At December 31, 2002, the Company owes $1,440 to the officer/shareholder. The advances bear no interest and are due on demand.

  Sale of Investments - In January 2002, the Company sold its investments in champagne and wine to an officer/shareholder of the Company. The Company sold its investments, which had an original carrying value of $153,571, for $130,535 resulting in a loss of $23,036. The Company offset $117,950 of the sales proceeds against its liability owing to the officer/shareholder [See Note 3].

NOTE 7 - GOING CONCERN

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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN [Continued]

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans, or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented.

                                                         From Inception
                                     For the Year Ended   on August 1,
                                        December 31,      1995 Through
                                   ______________________ December 31,
                                       2002       2001        2002
                                   __________  __________  __________
      Loss  from continuing
        operations (numerator)     $       -   $       -   $       -
      Loss from discontinued
        wine investment
        operations (numerator)       (11,497)    (31,462)    (81,338)
      Gain (loss) on disposal
        of discontinued wine
        investment operations
        (numerator)                        -           -           -
      Loss from discontinued
        hair product marketing
        operations (numerator)             -           -     (18,990)
      Gain on disposal of hair
        product marketing
        operations (numerator)             -           -         690
                                   __________  __________  __________
      Loss available to common
        shareholders (numerator)   $ (11,497)  $ (31,462)  $ (99,638)
                                   __________  __________  __________
      Weighted average number
        of common shares
        outstanding used
        in loss per share for
        the period (denominator)    1,250,000   1,250,000   1,102,086
                                   __________  __________  __________

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


POWER MARKETING, INC.



By:     /s/ Lynn Dixon       Date:   March 17, 2003
     Lynn Dixon, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Lynn Dixon       Date:    March 17, 2003
     Lynn Dixon, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer




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




Date:   March 17, 2003             by:    /s/ Lynn Dixon
                                    Lynn Dixon, President & Director

                           CERTIFICATIONS*
I, Lynn Dixon, certify that:
1. I have reviewed this annual report on Form 10-KSB of Power Marketing, Inc., the registrant;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 17, 2003          by:     /s/ Lynn Dixon
                         Lynn Dixon, President & Director
                    (Chief Executive Officer and Chief Financial Officer)

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