Form 10QSB
period 2003-03-31
POWER MARKETING INC
filed 2003-05-14
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.                   YES [X]  NO [  ]

The number of $.001 par value common shares outstanding at March 31, 2003:
1,250,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2003

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE


        -   Unaudited Condensed Balance Sheets,
            March 31, 2003 and December 31, 2002                   2


        -   Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2003
            and 2002 and for the period from inception on
            August 1, 1995 through March 31, 2003                  3


        -   Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2003
            and 2002 and for the period from inception on
            August 1, 1995 through March 31, 2003                  4


        -   Notes to Unaudited Condensed Financial Statements    5 - 9

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,    December 31,
                                             2003          2002
                                         ___________   ___________
CURRENT ASSETS:
  Cash                                    $    1,724    $   1,799
                                         ___________   ___________
   Total Current Assets                        1,724        1,799
                                         ___________   ___________
                                          $    1,724    $   1,799
                                         ___________   ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    2,410    $        -
  Advances payable - related party             1,440         1,440
                                         ___________   ___________
   Total Current Liabilities                   3,850         1,440
                                         ___________   ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding                                 1,250         1,250
  Additional paid-in capital                  98,747        98,747
  Deficit accumulated during the
    development stage                       (102,123)      (99,638)
                                         ___________   ___________
    Total Stockholders' Equity (Deficit)      (2,126)          359
                                         ___________   ___________
                                          $    1,724    $    1,799
                                         ___________   ___________









Note: The balance sheet at December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                           For the Three    From Inception
                                            Months Ended     on August 1,
                                             March 31,       1995 Through
                                        ____________________    March 31,
                                           2003       2002        2003
                                        _________   ________   __________
REVENUE                                 $      -    $     -    $       -

EXPENSES:
  General and administrative               2,485          -        2,485
                                        _________   ________   __________
LOSS BEFORE INCOME TAXES                  (2,485)         -       (2,485)

CURRENT TAX EXPENSE                            -          -            -

DEFERRED TAX EXPENSE                           -          -            -
                                        _________   ________   __________
LOSS FROM CONTINUING
  OPERATIONS                              (2,485)         -       (2,485)
                                        _________   ________   __________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued wine investment
    business (net of $0 in income
    taxes)                                     -     (4,688)     (81,338)
  Gain (loss) on disposal of
    discontinued wine investment
    business operations (net of $0
    in income taxes)                           -          -            -
  Loss from operations of
    discontinued hair product
    marketing business (net of $0
    in income taxes)                           -          -      (18,990)
  Gain on disposal of
    discontinued hair product
    marketing operations (net of
    $0 in income taxes)                        -          -          690
                                        _________   ________   __________
LOSS FROM DISCONTINUED
  OPERATIONS                                   -          -      (99,638)
                                        _________   ________   __________

NET LOSS                                $ (2,485)   $(4,688)   $(102,123)
                                        _________   ________   __________

LOSS PER COMMON SHARE:
  Continuing operations                 $   (.00)   $     -    $    (.00)
  Operations of discontinued
    wine investment business                   -       (.00)        (.07)
  Gain (loss) on disposal of
    discontinued wine investment
    operations                                 -          -            -
  Operations of discontinued hair
    product marketing business                 -          -         (.02)
  Gain on disposal of
    discontinued hair product
    marketing operations                       -          -          .00
                                        _________   ________   __________
  Net Loss Per Common Share             $   (.00)   $  (.00)   $    (.09)
                                        _________   ________   __________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Three   From Inception
                                           Months Ended    on August 1,
                                            March 31,      1995 Through
                                        __________________    March 31,
                                           2003     2002        2003
                                        ________  ________   __________
Cash Flows from Operating Activities:
 Net loss                               $(2,485)  $ (4,688)  $ (102,123)
 Adjustments to reconcile net loss
  to net cash used by operations:
   Amortization                               -          -          500
   Impairment loss                            -          -       23,036
   Changes in assets and liabilities:
    (Increase) in related
      party receivable                        -   (130,535)           -
    Increase (decrease) in
      accounts payable                    2,410      4,038        2,410
    Increase in accrued interest
      - related party                         -          -        5,617
                                        ________  ________   __________
        Net Cash (Used)
         by Operating Activities            (75)  (131,185)     (70,560)
                                        ________  ________   __________

Cash Flows from Investing Activities:
 Organization costs                           -          -         (500)
 Purchase of investment                       -          -     (153,571)
 Proceeds from sale of investment             -    130,535      130,535
                                        ________  ________   __________
        Net Cash Provided (Used)
         by Investing Activities              -    130,535      (23,536)
                                        ________  ________   __________

Cash Flows from Financing Activities:
 Proceeds from sale of common stock           -          -       83,500
 Payment of stock offering costs              -          -       (4,950)
 Proceeds from note payable
   - related party                            -          -      115,830
 Payments on note payable
   - related party                            -          -     (100,000)
 Advances from related party                  -      1,100      119,390
 Payments on advances from
   related party                              -          -     (117,950)
                                        ________  ________   __________
        Net Cash Provided (Used)
         by Financing Activities              -      1,100       95,820
                                        ________  ________   __________

Net Increase (Decrease) in Cash             (75)       450        1,724

Cash at Beginning of Period               1,799        281            -
                                        ________  ________   __________

Cash at End of Period                   $ 1,724   $    731   $    1,724
                                        ________  ________   __________

Supplemental Disclosures of
 Cash Flow Information:

 Cash paid during the period for:
   Interest                             $     -   $      -   $        -
   Income taxes                         $     -   $      -   $        -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

 For the period from inception on August 1, 1995 through March 31, 2003:
  On September 5, 2000, the Company settled a debt consisting of a note payable and accrued interest totaling $121,466 for $100,000. Because of the related party nature of the note, the gain on settlement was accounted for as a contribution to capital.




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At March 31, 2003 and December 31, 2002, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                                          For the Three      From Inception
                                          Months Ended         on August 1,
                                             March 31,        1995 Through
                                      _____________________      March 31,
                                           2003    2002             2003
                                      _________   _________   ____________
         Revenue                      $      -    $      -    $       -
         General and administrative     (2,485)     (4,688)     (59,955)
         Impairment loss                     -           -      (23,036)
         Interest expense                    -           -         (876)
         Interest income                     -           -           44
                                      _________   _________   ____________
           Net   loss                 $ (2,485)   $ (4,688)   $ (83,823)
                                      _________   _________   ____________

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - IMPAIRMENT LOSS ON INVESTMENT

  During November 1999, the Company acquired champagne from an entity that, at the time, was related to a significant shareholder of the Company. The champagne was acquired for $115,830 which was the carryover basis of the related entity. A note payable in the amount of $115,830 was given as consideration for the champagne. During December 1999 the Company paid cash of $37,741 to purchase wine as an investment. The wine was purchased from an unrelated entity.

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

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2003 and December 31, 2002.

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

  Warrant Distribution - The Company completed a distribution of warrants to purchase 1,250,000 shares of common stock at $1.00 per share as a common stock dividend. The warrants expired on June 30, 2002.

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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

  The Company has available at March 31, 2003 unused operating loss carryforwards of approximately $72,800 which may be applied against future taxable income and which expire in various years through 2023 and a capital loss carryforward of approximately $23,000 which may be applied against future capital gains and which expires in 2007. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,400 and $14,000 as of March 31, 2003 and December 31, 2002,
  respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $400 during the three months ended March 31, 2003.

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

  Shareholder Advance - During the three months ended March 31, 2003, an officer/shareholder of the Company made no advances to the Company. Advances have been used to pay Company expenses. At March 31, 2003, the Company owes $1,440 to the officer/shareholder. The advances bear no interest and are due on demand.

  Sale of Investments - In January 2002, the Company sold its investments in champagne and wine to an officer/shareholder of the Company. The Company sold its investments, which had an original carrying value of $153,571, for $130,535 resulting in a loss of $23,036. The Company offset $117,950 of the sales proceeds against its liability owing to the officer/shareholder [See Note 3].

NOTE 7 - GOING CONCERN

  The Company was formed with a very specific business plan. The Company expended virtually all of its working capital in a relatively short time period and was not successful in establishing profitable on-going operations. Consequently, the Company discontinued its operations of engaging in television marketing.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN [Continued]

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented.

                                           For the Three      From Inception
                                            Months Ended       on August 1,
                                              March 31,        1995 Through
                                        _____________________    March 31,
                                           2003       2002         2003
                                        _________   _________   _________
    Loss from continuing
      operations (numerator)            $ (2,485)   $      -    $  (2,485)
    Loss from discontinued wine
      investment operations
      (numerator)                              -      (4,688)     (81,338)
    Gain (loss) on disposal of
      discontinued wine investment
      operations (numerator)                   -           -            -
    Loss from discontinued hair
      product marketing operations
      (numerator)                              -           -      (18,990)
    Gain on disposal of hair
      product marketing operations
      (numerator)                              -           -          690
                                        _________   _________   _________
    Loss available to common
      shareholders (numerator)          $ (2,485)   $ (4,688)   $(102,123)
                                        _________   _________   _________
    Weighted average number of
      common shares outstanding
      used in loss per share for the
      period (denominator)              1,250,000   1,250,000   1,106,842
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

     Power Marketing was initially formed to engage in the infomercial business marketing hair products. In November-December, 1999, management of Power Marketing decided to engage in the business of wine investing, and raised additional capital for this purpose. Neither business was successful and operations of both were eventually discontinued.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital to provide general working capital during the next twelve months. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. The Company has no operating capital or income producing assets. At this time, we do not know how long it will be necessary to fund necessary expenditures from existing capital. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We do not anticipate any capital commitments for product research and development or significant purchases of plant or equipment, or any change in the number of employees.

      Since neither business (marketing hair products or wine investing) was successful, investors have lost the money invested and management will not attempt to pursue further efforts with respect to either business, and it is unlikely the Company would have the financial ability to do so in any event. Instead management may call a shareholders meeting to decide whether to liquidate the Company or what direction the Company will pursue, if any. However, the Company presently has no commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

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


                              Power Marketing, Inc.



Date:    May 12, 2003         by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director



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



Date:    May 12, 2003         by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director

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




Date: May 12, 2003       by:     /s/ Lynn Dixon
                              Lynn Dixon, President & Director
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.