Form 10QSB
period 2003-06-30
POWER MARKETING INC
filed 2003-08-14
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2003

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

The number of $.001 par value common shares outstanding at June 30, 2003:
1,250,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE


        -   Unaudited Condensed Balance Sheets,
            June 30, 2003 and December 31, 2002                    2


        -   Unaudited Condensed Statements of Operations,
            for the three and six months ended June 30, 2003
            and 2002 and for the period from inception on
            August 1, 1995 through June 30, 2003                   3


        -   Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2003
            and 2002 and for the period from inception on
            August 1, 1995 through June 30, 2003                   4


        -   Notes to Unaudited Condensed Financial Statements    5 - 9

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,    December 31,
                                             2003          2002
                                         ___________   ___________
CURRENT ASSETS:
  Cash                                    $    1,839    $   1,799
                                         ___________   ___________
        Total Current Assets                   1,839        1,799
                                         ___________   ___________
                                          $    1,839    $   1,799
                                         ___________   ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      770    $        -
  Advances payable - related party             4,440         1,440
                                         ___________   ___________
   Total Current Liabilities                   5,210         1,440
                                         ___________   ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding                                 1,250         1,250
  Additional paid-in capital                  98,747        98,747
  Deficit accumulated during the
    development stage                      (103,368)      (99,638)
                                         ___________   ___________
   Total Stockholders' Equity (Deficit)      (3,371)           359
                                         ___________   ___________
                                          $    1,839    $    1,799
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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                              For the Three      For the Six     From Inception
                               Months Ended      Months Ended     on August 1,
                                June 30,           June 30,       1995 Through
                           __________________  ___________________   June 30,
                             2003     2002       2003      2002        2003
                           ________  ________  ________  _________  _________
REVENUE                   $      -  $      -   $     -    $     -   $       -

EXPENSES:
  General and
     administrative          1,245         -     3,730          -       3,730
                           ________  ________  ________  _________  _________
LOSS BEFORE INCOME TAXES    (1,245)        -    (3,730)         -      (3,730)

CURRENT TAX EXPENSE              -         -         -          -           -

DEFERRED TAX EXPENSE             -         -         -          -           -
                           ________  ________  ________  _________  _________
LOSS FROM CONTINUING
  OPERATIONS                (1,245)        -    (3,730)         -      (3,730)
                           ________  ________  ________  _________  _________

DISCONTINUED OPERATIONS:
  Loss from operations
    of discontinued wine
    investment business
    (net of $0 in income
    taxes)                       -    (3,944)        -     (8,632)    (81,338)
  Gain (loss) on disposal
    of discontinued wine
    investment business
    operations (net of
    $0 in income taxes)          -         -         -          -           -
  Loss from operations
    of discontinued hair
    product marketing
    business (net of
    $0 in income taxes)          -         -         -          -     (18,990)
  Gain on disposal of
    discontinued hair
    product marketing
    operations (net of
    $0 in income taxes)          -         -         -          -         690
                           ________  ________  ________  _________  _________
LOSS FROM DISCONTINUED
  OPERATIONS                     -    (3,944)        -     (8,632)    (99,638)
                           ________  ________  ________  _________  _________

NET LOSS                   $(1,245)  $(3,944)  $(3,730)  $ (8,632)  $(103,368)
                           ________  ________  ________  _________  _________

LOSS PER COMMON SHARE:
  Continuing operations     $  (.00)  $    -   $  (.00)  $      -   $   (.00)
  Operations of
    discontinued wine
    investment business           -     (.00)        -       (.01)      (.07)
  Gain (loss) on disposal
    of discontinued wine
    investment operations         -        -         -          -          -
  Operations of
    discontinued hair
    product marketing
    business                      -        -         -          -       (.02)
  Gain on disposal of
    discontinued hair
    product marketing
    operations                    -        -         -          -        .00
                           ________  ________  ________  _________  _________
  Net Loss Per
    Common Share           $   (.00) $  (.00)  $  (.00)  $   (.01)  $   (.09)
                           ________  ________  ________  _________  _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Six     From Inception
                                           Months Ended      on August 1,
                                             June 30,       1995 Through
                                        ___________________    June 30,
                                          2003       2002        2003
                                        ________  _________   __________
Cash Flows from
 Operating Activities:
  Net loss                             $  (3,730)  $ (8,632)  $(103,368)
 Adjustments to reconcile net
   loss to net cash used by
   operations:
  Amortization                                 -          -         500
  Impairment loss                              -          -      23,036
  Changes in assets and liabilities:
   (Increase) in related party receivable      -          -           -
   Increase (decrease) in accounts payable   770        485         770
   Increase in accrued interest
     - related party                           -          -       5,617
                                        ________  _________   __________
        Net Cash (Used)
         by Operating Activities          (2,960)    (8,147)    (73,445)
                                        ________  _________   __________

Cash Flows from Investing Activities:
 Organization costs                            -          -        (500)
 Purchase of investment                        -          -    (153,571)
 Proceeds from sale of investment              -    130,535     130,535
                                        ________  _________   __________
        Net Cash Provided (Used)
         by Investing Activities               -    130,535     (23,536)
                                        ________  _________   __________

Cash Flows from Financing Activities:
 Proceeds from sale of common stock            -          -      83,500
 Payment of stock offering costs               -          -      (4,950)
 Proceeds from note payable
   - related party                             -          -     115,830
 Payments on note payable
   - related party                             -          -    (100,000)
 Advances from related party               3,000      1,100     122,390
 Payments on advances from
   related party                               -   (117,950)   (117,950)
                                        ________  _________   __________
        Net Cash Provided (Used)
         by Financing Activities           3,000   (116,850)     98,820
                                        ________  _________   __________

Net Increase (Decrease) in Cash               40      5,538       1,839

Cash at Beginning of Period                1,799        281           -
                                        ________  _________   __________

Cash at End of Period                    $ 1,839  $   5,819   $   1,839
                                        ________  _________   __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -  $      -    $       -
   Income taxes                          $     -  $      -    $       -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

 For the period from inception on August 1, 1995 through June 30, 2003:
  On September 5, 2000, the Company settled a debt consisting of a note payable and accrued interest totaling $121,466 for $100,000. Because of the related party nature of the note, the gain on settlement was accounted for as a contribution to capital.




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Power Marketing, Inc. ("the Company") was organized under the laws of the State of Delaware on August 1, 1995. The Company was formed to engage in the business of television marketing of hair products. In 1996, the Company discontinued the marketing of hair products. In 1999, the Company purchased wine and champagne as investments. The Company discontinued its wine investment business effective December 31, 2002 [See Note 2]. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At June 30, 2003 and December 31, 2002, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                        For the Three      For the Six     From Inception
                        Months Ended        Months Ended   on August 1,
                           June 30,           June 30,     1995 Through
                     ________________   _________________     June 30,
                      2003     2002      2003      2002       2003
                     ______  ________   _______  ________  ______________
 Revenue             $    -  $      -   $    -   $     -    $       -
 General  and
   administrative         -    (3,944)       -    (8,632)     (57,470)
 Impairment loss          -         -        -         -      (23,036)
 Interest expense         -         -        -         -         (876)
 Interest income          -         -        -         -           44
                     ______  _________  ______   ________  ______________
     Net  loss       $    -  $ (3,944)  $    -   $(8,632)   $ (81,338)
                     ______  _________  ______   ________  ______________

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - IMPAIRMENT LOSS ON INVESTMENT

  In November 1999, the Company acquired champagne from an entity that, at the time, was related to a significant shareholder of the Company. The champagne was acquired for $115,830 which was the carryover basis of the related entity. A note payable in the amount of $115,830 was given as consideration for the champagne. In December 1999 the Company paid cash of $37,741 to purchase wine as an investment. The wine was purchased from an unrelated entity.

  In 2001, the Company recorded an impairment loss of $23,036 to reflect the net realizable value of the investment. In January 2002, the Company sold its investments in champagne and wine to an officer/shareholder of the Company. The Company sold its investments, which had an original carrying value of $153,571, for $130,535 resulting in a loss of $23,036. The Company offset $117,950 of the sales proceeds against its liability owing to the officer/shareholder.

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2003 and December 31, 2002.

  Common Stock - In September 1995, in connection with its organization, the Company issued 950,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $28,500 (or $.03 per share).

  In October 1995, the Company made a public offering of 50,000 of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $5,000 (or $.10 per share). Stock offering costs offset against the proceeds amounted to $4,950.

  In December 1999, the Company issued 250,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $50,000 (or $.20 per share).

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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES [Continued]

  The Company has available at June 30, 2003 unused operating loss carryforwards of approximately $74,100 which may be applied against future taxable income and which expire in various years through 2023 and a capital loss carryforward of approximately $23,000 which may be applied against future capital gains and which expires in 2007. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,600 and $14,000 as of June 30, 2003 and December 31, 2002,
  respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $600 during the six months ended June 30, 2003.

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

  Shareholder Advance - During the six months ended June 30, 2003, an officer/shareholder of the Company made advances totaling $3,000 to the Company. Advances have been used to pay Company expenses. At June 30, 2003, the Company owes $4,440 to the officer/shareholder. The advances bear no interest and are due on demand.

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

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods presented.
                                                                        From
                                                                      Inception
                                                                          on
                            For the Three         For the Six         August 1,
                             Months Ended         Months Ended           1995
                               June 30,              June 30,          Through
                          ____________________  ____________________   June 30,
                             2003      2002        2003      2002       2003
                          _________  _________  _________  _________  _________
 Loss from continuing
   operations (numerator) $ (1,245)  $      -   $ (3,730)  $      -   $ (3,730)
 Loss from discontinued
   wine investment
   operations (numerator)        -     (3,944)         -     (8,632)   (81,338)
 Gain (loss) on disposal
   of discontinued wine
   investment operations
   (numerator)                   -          -          -          -          -
 Loss from discontinued
   hair product marketing
   operations (numerator)        -          -          -          -    (18,990)
 Gain on disposal of hair
   product marketing
   operations (numerator)        -          -          -          -        690
                          _________  _________  _________  _________  _________
 Loss available to common
   shareholders
   (numerator)            $ (1,245)  $ (3,944)  $ (3,730)  $(8,632)  $(103,368)
                          _________  _________  _________  _________  _________
 Weighted average number
   of common shares
   outstanding used
   in loss per share
   for the period
   (denominator)          1,250,000  1,250,000  1,250,000  1,250,000  1,111,349
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


                              Power Marketing, Inc.



Date:    August 11, 2003           by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director



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



Date:    August 11, 2003                by:   /s/ Lynn Dixon
                                   Lynn Dixon, President & Director

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




Date: August 11, 2003         by:     /s/ Lynn Dixon
                         Lynn Dixon, President & Director
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.