Form 10QSB
period 2003-09-30
POWER MARKETING INC
filed 2003-11-13
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2003

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER:  333-83125

                         POWER MARKETING, INC.
        (Exact name of registrant as specified in its charter)


           Delaware                                 13-3851304
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)


       46 Water Street, South Glastonbury, Connecticut   06073
               (Address of principal executive offices)

                            (860) 633-8812
         (Registrant's telephone number, including area code)


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

The number of $.001 par value common shares outstanding at September 30, 2003:
1,250,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2003

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


        -    Unaudited Condensed Balance Sheets,
             September 30, 2003 and December 31, 2002             2


        -    Unaudited Condensed Statements of Operations,
             for the three and nine months ended September 30,
             2003 and 2002 and for the period from inception on
             August 1, 1995 through September 30, 2003            3


        -    Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2003
             and 2002 and for the period from inception on
             August 1, 1995 through September 30, 2003            4


        -    Notes to Unaudited Condensed Financial Statements  5 - 10

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30,  December 31,
                                             2003          2002
                                         ___________   ___________
CURRENT ASSETS:
  Cash                                    $        -    $   1,799
                                         ___________   ___________
   Total Current Assets                            -        1,799
                                         ___________   ___________
                                          $        -    $   1,799
                                         ___________   ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Bank overdraft                          $      197    $        -
  Advances payable - related party             4,440         1,440
                                         ___________   ___________
    Total Current Liabilities                  4,637         1,440
                                         ___________   ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding                                 1,250         1,250
  Additional paid-in capital                  98,747        98,747
  Deficit accumulated during the
    development stage                      (104,634)      (99,638)
                                         ___________   ___________
     Total Stockholders' Equity (Deficit)    (4,637)           359
                                         ___________   ___________
                                          $        -    $    1,799
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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            For the Three        For the Nine    From Inception
                            Months Ended         Months Ended     on August 1,
                            September 30,        September 30,    1995 Through
                          __________________  ___________________ September 30,
                            2003      2002      2003      2002         2003
                          ________  ________  ________  _________   __________
REVENUE                   $     -   $     -   $     -   $      -    $      -

EXPENSES:
  General and
     administrative         1,266         -     4,996          -       4,996
                          ________  ________  ________  _________   __________
LOSS BEFORE INCOME TAXES   (1,266)        -    (4,996)         -      (4,996)

CURRENT TAX EXPENSE             -         -         -          -           -

DEFERRED TAX EXPENSE            -         -         -          -           -
                          ________  ________  ________  _________   __________
LOSS FROM CONTINUING
  OPERATIONS               (1,266)        -    (4,996)         -      (4,996)
                          ________  ________  ________  _________   __________

DISCONTINUED OPERATIONS:
  Loss from operations
    of discontinued
    wine investment
    business (net of
    $0 in income taxes)         -    (1,665)        -    (10,297)     (81,338)
  Gain (loss) on
    disposal of
    discontinued wine
    investment business
    operations (net of
    $0 in income taxes)         -         -         -          -            -
  Loss from operations
    of discontinued
    hair product
    marketing business
    (net of $0 in
    income taxes)               -         -         -          -      (18,990)
  Gain on disposal of
    discontinued hair
    product marketing
    operations (net of
    $0 in income taxes)         -         -         -          -          690
                          ________  ________  ________  _________   __________
LOSS FROM DISCONTINUED
  OPERATIONS                    -    (1,665)        -    (10,297)     (99,638)
                          ________  ________  ________  _________   __________

NET LOSS                  $(1,266)  $(1,665)  $(4,996)  $(10,297)   $(104,634)
                          ________  ________  ________  _________   __________

LOSS PER COMMON SHARE:
  Continuing operations   $  (.00)  $     -   $  (.00)  $      -    $    (.00)
  Operations of
    discontinued wine
    investment business         -      (.00)        -       (.01)        (.07)
  Gain (loss) on
    disposal of
    discontinued wine
    investment operations       -        -          -          -            -
  Operations of
    discontinued hair
    product marketing
    business                    -        -          -          -         (.02)
  Gain on disposal of
    discontinued hair
    product marketing
    operations                  -        -          -          -          .00
                          ________  ________  ________  _________   __________
  Net Loss Per
    Common Share          $  (.00)  $ (.00)   $  (.00)  $   (.01)   $    (.09)
                          ________  ________  ________  _________   __________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Nine     From Inception
                                           Months Ended     on August 1,
                                           September 30,    1995 Through
                                        ____________________September 30,
                                           2003      2002        2003
                                        _________  _________  __________
Cash Flows from Operating Activities:
 Net loss                               $ (4,996)  $(10,297)  $(104,634)
 Adjustments to reconcile
   net loss to net cash
   used by operations:
  Amortization                                 -          -         500
  Impairment loss                              -          -      23,036
  Changes in assets and liabilities:
   (Decrease) in accounts payable              -       (445)          -
   Increase in accrued
     interest - related party                  -          -       5,617
                                        _________  _________  __________
        Net Cash (Used) by
         Operating Activities             (4,996)   (10,742)    (75,481)
                                        _________  _________  __________

Cash Flows from Investing Activities:
 Organization costs                            -          -        (500)
 Purchase of investment                        -          -    (153,571)
 Proceeds from sale of investment              -    130,535     130,535
                                        _________  _________  __________
        Net Cash Provided (Used)
         by Investing Activities               -    130,535     (23,536)
                                        _________  _________  __________

Cash Flows from Financing Activities:
 Proceeds from sale of common stock            -          -      83,500
 Payment of stock offering costs               -          -      (4,950)
 Proceeds from note
   payable - related party                     -          -     115,830
 Payments on note
   payable - related party                     -          -    (100,000)
 Advances from related party               3,000      1,100     122,390
 Payments on advances
   from related party                          -   (117,950)   (117,950)
 Proceeds from back overdraft                197          -         197
                                        _________  _________  __________
        Net Cash Provided (Used)
         by Financing Activities           3,197   (116,850)     99,017
                                        _________  _________  __________

Net Increase (Decrease) in Cash           (1,799)     2,943           -

Cash at Beginning of Period                1,799        281           -
                                        _________  _________  __________

Cash at End of Period                    $     -   $  3,224   $       -
                                        _________  _________  __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -   $      -   $       -
   Income taxes                          $     -   $      -   $       -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

 For the period from inception on August 1, 1995 through September 30, 2003:
  On September 5, 2000, the Company settled a debt consisting of a note payable and accrued interest totaling $121,466 for $100,000. Because of the related party nature of the note, the gain on settlement was accounted for as a contribution to capital.




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At September 30, 2003 and December 31, 2002, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                        For the Three      For the Nine       From Inception
                        Months Ended       Months Ended       on August 1,
                        September 30,      September 30,      1995 Through
                      __________________  __________________  September 30,
                         2003     2002      2003     2002        2003
                      ________  ________  _______  _________   _________
    Revenue          $      -   $     -   $     -  $      -  $       -
    General and
      administrative        -    (1,665)        -   (10,297)   (57,470)
    Impairment loss         -         -         -         -    (23,036)
    Interest expense        -         -         -         -       (876)
    Interest income         -         -         -         -         44
                      ________  ________  _______  _________   _________
     Net  loss        $     -   $(1,665)  $     -  $(10,297)   $(81,338)
                      ________  ________  _______  _________   _________

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

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2003 and December 31, 2002.

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

  Warrant Distribution - The Company completed a distribution of warrants to purchase 1,250,000 shares of common stock at $1.00 per share as a common stock dividend. The warrants expired on September 30, 2002.

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

  The Company has available at September 30, 2003 unused operating loss carryforwards of approximately $75,300 which may be applied against future taxable income and which expire in various years through 2023 and a capital loss carryforward of approximately $23,000 which may be applied against future capital gains and which expires in 2007. Due to a change in control during September 2003, the amount of net operating losses available to offset future taxable income will be limited. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,800 and $14,000 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $800 during the nine months ended September 30, 2003.

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

  Shareholder Advance - During the nine months ended September 30, 2003, an officer/shareholder of the Company made advances totaling $3,000 to the Company. Advances have been used to pay Company expenses. At September 30, 2003, the Company owes $4,440 to the officer/shareholder. The advances bear no interest and are due on demand.

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
                                                                       From
                             For the Three        For the Nine      Inception
                             Months Ended         Months Ended     on August 1,
                             September 30,        September 30,    1995 Through
                         ____________________  ____________________ September
                           2003       2002        2003      2002     30, 2003
                         _________  _________  _________  _________  _________
 Loss from
   continuing operations
   (numerator)            $(1,266)  $      -    $(4,996)  $      -   $  (4,996)
 Loss from
   discontinued wine
   investment operations
   (numerator)                  -     (1,665)         -    (10,297)    (81,338)
 Gain (loss) on disposal
   of discontinued wine
   investment operations
   (numerator)                  -          -          -          -           -
 Loss from discontinued
   hair product
   marketing operations
   (numerator)                  -          -          -          -     (18,990)
 Gain on disposal of
   hair product
   marketing operations
   (numerator)                  -          -          -          -         690
                         _________  _________  _________  _________  _________
 Loss available to
   common shareholders
   (numerator)            $(1,266)   $(1,665)   $(4,996)  $(10,297)  $(104,634)
                         _________  _________  _________  _________  _________
 Weighted average number
   of common shares
   outstanding used
   in loss per share
   for the period
   (denominator)         1,250,000  1,250,000  1,250,000  1,250,000  1,115,627
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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 9 - SUBSEQUENT EVENT

  Shareholder  Advance  -  In  October 2003, an officer/shareholder  of  the
  Company  made an additional advance of $197 to the Company.   The  advance
  bears no interest and is due on demand.

  Change in Control - During September 2003, a majority shareholder of the Company sold a 70% interest in the Company's stock. This resulted in a change in control of the Company. The former sole officer and director of the Company resigned and a new officer and director was appointed. The company continues to pursue possible business opportunities including potential mergers and acquisitions.

  Letter of Intent - On October 17,  2003, the Company announced that it had
  entered  into  a Letter  of Intent   to acquire   all of  the issued  and
  outstanding common stock of The Holder Hospitality Group, LLC, a privately -held Nevada business with its principal headquarters located in Reno,
  Nevada.   The  proposed   acquisition is  subject  to certain  conditions
  including the approval of the transaction by the Nevada Gaming Control Board. The proposed acquisition, if completed, will involve common and preferred stock issuances which result in a change in control of the
  Company,  change of   management, change of  corporate name, change of
  corporate headquarters and other significant matters. The Holder Hospitality Group owns the Silver Club Hotel & Casino in Reno, Nevada and manages several casinos and hotels in rural Nevada. The Holder Hospitality Group is looking to continue its growth thorough new construction and acquisitions.

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

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue to receive shareholder advances to provide general working capital. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition.

     On October 17, 2003, Power Marketing, Inc. announced that it had entered into a Letter of Intent to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno, Nevada.

     The proposed acquisition is subject to certain conditions including the approval of the transaction by the Nevada Gaming Control Board. The proposed acquisition, if completed, will involve common and preferred stock issuances which result in a change in control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters.

     The Holder Hospitality Group owns the Silver Club Hotel & Casino in Reno, Nevada and manages several casinos and hotels in rural Nevada. The Holder Hospitality Group is looking to continue its growth through new construction and acquisitions.

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

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").

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

ITEM 5.  OTHER INFORMATION

     On October 17, 2003, Power Marketing, Inc. announced that it had entered into a Letter of Intent to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno, Nevada.

     The proposed acquisition is subject to certain conditions including the approval of the transaction by the Nevada Gaming Control Board. The proposed acquisition, if completed, will involve common and preferred stock issuances which result in a change in control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters.

     The Holder Hospitality Group owns the Silver Club Hotel & Casino in Reno, Nevada and manages several casinos and hotels in rural Nevada. The Holder Hospitality Group is looking to continue its growth through new construction and acquisitions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (b) Reports on Form 8-K. A Form 8-K dated September 9, 2003 reporting Changes in Control of Registrant was filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Power Marketing, Inc.


Date: November 12, 2003            by:  /s/ John Furlong
                                   John Furlong, President & Director