Form 10KSB
period 2003-12-31
POWER MARKETING INC
filed 2004-03-30
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003    Commission File No. 333-96257

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

    311 South State Street, Suite 460, Salt Lake City, Utah 84111
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.                                Yes   X      No

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

As of March 29, 2004, the aggregate market value of voting stock held by non-affiliates was approximately $740,000

The number of shares outstanding of the Issuer's common stock at December 31, 2003: 1,250,000

The number of shares outstanding of the Issuer's common stock at March 29, 2004: 1,750,000

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

     On January 30, 2004, the Company resolved to issue 500,000 shares of its authorized but previously unissued common stock for $10,000 cash, to be used to provide working capital to discharge outstanding payables and pay anticipated expenses. This increased the total issued and outstanding common stock to 1,750,000 shares.

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

     On September 9, 2003, certain persons purchased 875,000 shares of the registrant's outstanding common stock from Elvena, Inc., an entity wholly-owned by Mr. Lynn Dixon of Salt Lake City, Utah. These shares represent 70% of the registrant's issued and outstanding common stock. In connection with the change in control, Mr. Lynn Dixon resigned as the sole officer/director of the registrant and Mr. John Furlong was appointed as the sole director, president and Secretary-Treasurer of the registrant.

     The persons who purchased the 875,000 shares are as follows:

     NAME                                         NUMBER OF SHARES

     Harpoon Capital, LLC                              250,000

     White House Partners                              250,000

     Alta Investments LLC                              250,000

     Lynden Capital Management LLC                     125,000


     The registrant intended to actively pursue negotiations regarding a potential acquisition in the gaming industry. On October 17, 2003, Power Marketing, Inc. announced that it had entered into a Letter of Intent to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno, Nevada. The proposed acquisition was subject to certain conditions including the approval of the transaction by the Nevada Gaming Control Board. The proposed acquisition, if completed, would have involved common and preferred stock issuances which result in a change in control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters.

     On March 1, 2004, Power Marketing, Inc. announced that it had canceled the Letter of Intent to acquire all of the issued and outstanding common stock
of The Holder Hospitality Group.   The Company is not presently engaged in
any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any other suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

ITEM 2.   DESCRIPTION OF PROPERTY.

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

     Quarter Ended                 High                Low
     March 31, 2002                $.35                $.20
     June 30, 2002                 $.35                $.35
     September 30, 2002                 (No quotations)
     December 31, 2002                  (No quotations)

     March 31, 2003                     (No quotations)
     June 30, 2003                      (No quotations)
     September 30, 2003            $.55                $.50
     December 31, 2003            $3.25               $1.10

     (B)  HOLDERS.

     At February 19, 2004, there were about 83 record holders of the company's common stock.

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

PLAN OF OPERATIONS.

     The Company is not presently engaged in any significant business activities and has no operations or assets. Management's plan of operation for the next twelve months is to continue to receive shareholder advances to provide general working capital. The Company's current operating plan is to
(i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition.

     On October 17, 2003, Power Marketing, Inc. announced that it had entered into a Letter of Intent to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno, Nevada. The proposed acquisition was subject to certain conditions including the approval of the transaction by the Nevada Gaming Control Board. The proposed acquisition, if completed, would have involved common and preferred stock issuances which result in a change in control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters.

     On March 1, 2004, Power Marketing, Inc. announced that it had canceled the Letter of Intent to acquire all of the issued and outstanding common stock
of The Holder Hospitality Group.    The Company is not presently engaged in
any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any other suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

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

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

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

     Changes in internal control over financial reporting. There was no significant change in the issuer's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

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

                     Term Served As    Positions
Name of Director Age Director/Officer  With Company

John Furlong      41 Since September,  President,
                     2003              Secretary-Treasurer &
                                       Director

     A brief description of this individual's background and business experience follows:

     JOHN FURLONG, has been an independent waste consultant since January, 2003, consulting with various construction companies for their waste removal, bidding, negotiating and developing fair market costs for multiple sites. Prior to that, he was Manager of Contract Administration with Enron/Integrated Process Technologies (January 2001 - March, 2002). From April to September of 2000, he was Regional Sales Manager of the Northeast region for Rudco Products, Inc. From 1996 to 2000, he was employed with Oakleaf Waste Management, most recently as Director of New Store and Construction Services (February, 1999 - February, 2000). From 1985 to 1995, he was a salesman with Furlong Lumber, Inc. He received his education at the University of Connecticut, where he was a Business Major in Accounting/Management/Marketing.

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

     (E) AUDIT COMMITTEE FINANCIAL EXPERT. The issuer does not have an audit committee financial expert serving on its audit committee, due to lack of funds. The Company is not presently engaged in any significant business activities and has no operations or assets.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

     CODE OF ETHICS. The issuer has adopted a code of ethics that applies to it's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; Full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; Compliance with applicable governmental laws, rules and regulations; The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and Accountability for adherence to the code. The issuer hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

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

                           Title of  Amount & Nature of   % of
Name and Address            Class   Beneficial Ownership  Class
John Furlong                Common     10,000 shares        0.6%
46 Water Street,
South Glastonbury, CT  06073

All officers and            Common     10,000 shares        0.6%
directors as
a group (1 person)

Timothy Kelly               Common    375,000 shares (1)   21.4%
48 Lynden St.
Rye, NY 10580

Scott Straka                Common    230,000 shares (2)   20.6%
34 Readington Rd.
Whitehouse Station, NJ 08889

John R. Tamburrino          Common    130,000 shares (3)    7.4%
88 East Main St.
Mendham, NJ 07945


                           Title of  Amount & Nature of   % of
Name and Address            Class   Beneficial Ownership  Class

Elizabeth M. Funk (4)       Common    455,000 shares (5)   26%
196 Fern Road
Litchfield, CT 06759

Thomas G. Kimble            Common    180,000 shares (6)   10.3%
311 S. State, Suite 440
Salt Lake City, UT 84111

     The foregoing amounts include all shares these persons may be considered to beneficially own regardless of the form of ownership.

Notes:
1)These shares are held of record in Harpoon Capital LLC, Lynden Capital Management LLC and Lynden Capital LP, entities controlled by Mr. Kelly.
2)These shares are held of record individually and in White House Partners, Inc., an entity controlled by Mr. Straka.
3)These shares are held of record in Mendham Partners LP, an entity controlled by Mr. Tamburrino.
4)Spouse of Stephen P. Funk, who was instrumental in negotiating the proposed transaction with The Holder Hospitality Group, and would be considered a beneficial owner of stock held directly or indirectly by his spouse.
5)These shares are held of record in McCrae Associates LLC, an entity controlled by Ms. Funk. These shares were previously reported to be held of record in Alta Investments LLC, another entity controlled by Ms. Funk.
6)These shares are held of record in Devonshire Partners LLC, an entity controlled by Mr. Kimble.

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

     On September 9, 2003, certain persons purchased 875,000 shares of the registrant's outstanding common stock from Elvena, Inc., an entity wholly-owned by Mr. Lynn Dixon of Salt Lake City, Utah. These shares represent 70% of the registrant's issued and outstanding common stock. In connection with the change in control, Mr. Lynn Dixon resigned as the sole officer/director of the registrant and Mr. John Furlong was appointed as the sole director, president and Secretary-Treasurer of the registrant.

     The persons who purchased the 875,000 shares are as follows:

     NAME                                    NUMBER OF SHARES

     Harpoon Capital, LLC                         250,000
     White House Partners                         250,000
     Alta Investments LLC                         250,000
     Lynden Capital Management LLC                125,000


     The registrant intended to actively pursue negotiations regarding a potential acquisition in the gaming industry. On October 17, 2003, Power Marketing, Inc. announced that it had entered into a Letter of Intent to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno, Nevada. The proposed acquisition was subject to certain conditions including the approval of the transaction by the Nevada Gaming Control Board. The proposed acquisition, if completed, would have involved common and preferred stock issuances which result in a change in control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters. On March 1, 2004, Power Marketing, Inc. announced that it had canceled the Letter of Intent to acquire all of the issued and outstanding common stock of The Holder Hospitality Group.

     On January 30, 2004, the Company resolved to issue 500,000 shares of its authorized but previously unissued common stock for $10,000 cash, to be used to provide working capital to discharge outstanding payables and pay expenses anticipated in connection with the proposed acquisition of The Holder Hospitality Group. Cash was received and stock was issued as follows:

                         Cash received          Stock issued

McCrae Associates LLC       $ 5,100            255,000 shares

Harpoon Capital LLC         $   500             25,000 shares

Devonshire Partners LLC     $ 1,600             80,000 shares

White House Partners,Inc.   $ 2,800            140,000 shares

Totals                      $10,000            500,000 shares

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2002. A Form 8-K dated September 9, 2003 reporting Changes in Control of Registrant was filed during the quarter ended September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $7,233 for the fiscal year ended December 31, 2002 and $ 3,950 for the fiscal year ended December 31, 2003.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $285 for the fiscal year ended December 31, 2002 and $320 for the fiscal year ended December 31, 2003.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's the board of directors acting as the audit committee.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                           PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2003                  2


        -  Statements of Operations, for the years
             ended December 31, 2003 and 2002
             and from inception on August 1, 1995
             through December 31, 2003                       3


        -  Statement of Stockholders' Equity (Deficit),
             from inception on August 1, 1995 through
             December 31, 2003                               4


        -  Statements of Cash Flows, for the years
             ended December 31, 2003 and 2002
             and from inception on August 1, 1995
             through December 31, 2003                       5


        -  Notes to Financial Statements                   6 - 11

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
POWER MARKETING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Power Marketing, Inc. [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on August 1, 1995 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Power Marketing, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on August 1, 1995 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

February 24, 2004
Salt Lake City, UT

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                               BALANCE SHEET



                                  ASSETS

                                                       December 31,
                                                           2003
                                                      ____________
CURRENT ASSETS:
  Cash                                                 $         -
                                                      ____________
        Total Current Assets                                     -

                                                      ____________
                                                       $         -
                                                      ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $     2,035
  Advances payable - related party                           4,837
                                                      ____________
          Total Current Liabilities                          6,872
                                                      ____________


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                              -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,250,000 shares issued and
   outstanding                                               1,250
  Additional paid-in capital                                98,747
  Deficit accumulated during the
    development stage                                    (106,869)
                                                      ____________
        Total Stockholders' Equity (Deficit)               (6,872)
                                                      ____________
                                                       $         -
                                                      ____________






 The accompanying notes are an integral part of this financial statement.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                                           From Inception
                                       For the Year Ended   on August 1,
                                          December 31,      1995 Through
                                       ____________________ December 31,
                                          2003      2002        2003
                                       _________  _________  __________
REVENUE                               $       -  $       -   $       -

EXPENSES:
  General and administrative              7,231          -       7,231
                                       _________  _________  __________
LOSS BEFORE INCOME TAXES                 (7,231)         -      (7,231)

CURRENT TAX EXPENSE                           -          -           -

DEFERRED TAX EXPENSE                          -          -           -
                                       _________  _________  __________
LOSS FROM CONTINUING OPERATIONS          (7,231)         -      (7,231)
                                       _________  _________  __________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued wine
    investment business
    (net of $0 in income
    taxes)                                    -    (11,497)    (81,338)
  Gain (loss) on disposal
    of discontinued wine
    investment business
    operations (net of $0 in
    income taxes)                             -          -           -
  Loss from operations of
    discontinued hair
    product marketing business
   (net of $0 in income taxes)                -          -     (18,990)
  Gain on disposal of
    discontinued hair product
    marketing operations
   (net of $0 in income
    taxes)                                    -          -         690
                                       _________  _________  __________
LOSS FROM DISCONTINUED OPERATIONS             -    (11,497)    (99,638)
                                       _________  _________  __________
NET LOSS                               $ (7,231)  $(11,497)  $(106,869)
                                       _________  _________  __________
LOSS PER COMMON SHARE:
  Continuing operations                    (.01)         -        (.01)
  Operations of discontinued
    wine investment Business                  -       (.01)       (.07)
  Gain (loss) on disposal of
    discontinued wine
    investment operations                     -          -           -
  Operations of discontinued
    hair product
    marketing business                        -          -        (.02)
  Gain on disposal of
    discontinued hair product
    marketing operations                      -          -         .00
                                       _________  _________  __________
  Net Loss Per Common Share            $   (.01)  $   (.01)  $    (.10)
                                       _________  _________  __________

The accompanying notes are an integral part of these financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FROM THE DATE OF INCEPTION ON AUGUST 1, 1995

                         THROUGH DECEMBER 31, 2003



                                                           Capital     Deficit
                                                             in     Accumulated
                     Preferred Stock     Common Stock      Excess   During the
                     _______________  __________________   of Par   Development
                     Shares   Amount    Shares    Amount   Value       Stage
                     ______  _______  _________  _______  ________   __________
BALANCE,
 August 1, 1995           -  $     -          -  $     -  $      -   $       -

Issuance of 950,000
 shares common stock
 for cash at $.03
 per share,
 September 1995           -        -    950,000      950    27,550           -

Issuance of 50,000
 shares common stock
 for cash at $.10
 per share, net of
 offering costs of
 $4,950, October 1995     -        -     50,000       50         -           -

Net loss for the
 period ended
 December 31, 1995        -        -          -        -         -     (23,780)
                     ______  _______  _________  _______  ________   __________
BALANCE,
 December 31, 1995        -        -  1,000,000    1,000    27,550     (23,780)

Net loss for the
 year ended
 December 31, 1996        -        -          -        -         -         (51)
                     ______  _______  _________  _______  ________   __________
BALANCE,
 December 31, 1996        -        -  1,000,000    1,000    27,550     (23,831)

Net loss for the
 year ended
 December 31, 1997        -        -          -        -         -      (2,168)
                     ______  _______  _________  _______  ________   __________
BALANCE,
 December 31, 1997        -        -  1,000,000    1,000    27,550     (25,999)

Net loss for the
 year ended
 December 31, 1998        -        -          -        -         -      (1,348)
                     ______  _______  _________  _______  ________   __________
BALANCE,
 December 31, 1998        -        -  1,000,000    1,000    27,550     (27,347)

Issuance of 250,000
 shares common stock
 for cash at $.20
 per share,
 December 1999            -        -    250,000      250    49,750           -

Net loss for the
 year ended
 December 31, 1999        -        -          -        -         -      (2,482)
                     ______  _______  _________  _______  ________   __________
BALANCE,
 December 31, 1999        -        -  1,250,000    1,250    77,300     (29,829)

Forgiveness of
 related party debt       -        -          -        -    21,447           -

Net loss for the
 year ended
 December 31, 2000        -        -          -        -         -     (26,850)
                     ______  _______  _________  _______  ________   __________
BALANCE,
 December 31, 2000        -        -  1,250,000    1,250    98,747     (56,679)

Net loss for the
 year ended
 December 31, 2001        -        -          -        -         -     (31,462)
                     ______  _______  _________  _______  ________   __________
BALANCE,
 December 31, 2001        -        -  1,250,000    1,250    98,747     (88,141)

Net loss for the
 year ended
 December 31, 2002        -        -          -        -         -     (11,497)
                     ______  _______  _________  _______  ________   __________
BALANCE,
 December 31, 2002        -        -  1,250,000    1,250    98,747     (99,638)

Net loss for the
 year ended
 December 31, 2003        -        -          -        -         -      (7,231)
                     ______  _______  _________  _______  ________   __________
BALANCE,
 December 31, 2003        -  $     -  1,250,000  $ 1,250  $ 98,747   $(106,869)
                     ______  _______  _________  _______  ________   __________

 The accompanying notes are an integral part of this financial statement.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                            From Inception
                                       For the Year Ended     on August 1,
                                          December 31,       1995 Through
                                      _____________________  December 31,
                                        2003        2002         2003
                                      _________  __________   __________
Cash Flows from Operating Activities:
 Net loss                             $ (7,231)  $ (11,497)   $(106,869)
 Adjustments to reconcile net
  loss to net cash used by operations:
  Amortization                               -           -          500
  Impairment loss                            -           -       23,036
  Changes in assets and liabilities:
   Increase (decrease) in
     accounts payable                    2,035        (650)       2,035
   Increase in accrued
     interest-related party                  -           -        5,617
                                      _________  __________   __________
      Net Cash (Used)
       by Operating Activities          (5,196)    (12,147)     (75,681)
                                      _________  __________   __________
Cash Flows from Investing Activities:
 Organization costs                          -           -         (500)
 Purchase of investment                      -           -     (153,571)
 Proceeds from sale of investment            -     130,535      130,535
                                      _________  __________   __________
      Net Cash Provided (Used)
       by Investing Activities               -     130,535      (23,536)
                                      _________  __________   __________
Cash Flows from Financing Activities:
 Proceeds from sale of common stock          -           -       83,500
 Payment of stock offering costs             -           -       (4,950)
 Proceeds from note
   payable - related party                   -           -      115,830
 Payment on note
   payable - related party                   -           -     (100,000)
 Advances from related party             3,397       1,080      122,787
 Payments on advances
   from related party                        -    (117,950)    (117,950)
                                      _________  __________   __________
      Net Cash Provided (Used)
       by Financing Activities           3,397    (116,870)      99,217
                                      _________  __________   __________
Net Increase (Decrease) in Cash         (1,799)      1,518            -

Cash at Beginning of Period              1,799         281            -
                                      _________  __________   __________
Cash at End of Period                 $      -   $   1,799    $       -
                                      _________  __________   __________

Supplemental Disclosures of Cash Flow information:
 Cash paid during the period for:
   Interest                           $      -   $       -    $       -
   Income taxes                       $      -   $       -    $       -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

 For the Period from Inception on August 1, 1995 Through December 31, 2003:

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities",

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


Recently Enacted Accounting Standards [Continued]

and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2003, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                                                           From Inception
                                     For the Year Ended     on August 1,
                                        December 31,        1995 Through
                                    _____________________   December 31,
                                       2003       2002          2003
                                    _________   _________    __________
         Revenue                    $       -   $      -     $       -
         General and administrative         -    (11,497)      (57,470)
         Impairment loss                    -          -       (23,036)
         Interest expense                   -          -          (876)
         Interest income                    -          -            44
                                    _________   _________    __________
         Net loss                   $       -   $(11,497)    $ (81,338)
                                    _________   _________    __________

NOTE 3 - IMPAIRMENT LOSS ON INVESTMENT

  In November 1999, the Company acquired champagne from an entity that at the time was related to a significant shareholder of the Company. The champagne was acquired for $115,830 which was the carryover basis of the related entity. A note payable in the amount of $115,830 was given as consideration for the champagne. In December 1999 the Company paid cash of $37,741 to purchase wine as an investment. The wine was purchased from an unrelated entity.

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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003.

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

  The Company has available at December 31, 2003 unused operating loss carryforwards of approximately $76,500 which may be applied against future taxable income and which expire in various years through 2023. The Company has available at December 31, 2003 unused capital loss carryovers of approximately $23,000 which may be applied against future taxable capital gains and which expire in 2007. Due to substantial changes in the Company's ownership, there will be an annual limitation on the amount of net operating loss and capital loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $15,000 and $14,000 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,000 during the year ended December 31, 2003.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


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

  Shareholder Advance - During the year ended December 31, 2003, a former officer/shareholder of the Company advanced $3,397 to the Company. These advances were used to pay Company expenses. At December 31, 2003, the Company owes $4,837 to the former officer/shareholder. The advances bear no interest and are due on demand.

  Sale of Investments - In January 2002, the Company sold its investments in champagne and wine to a former officer/shareholder of the Company. The Company sold its investments, which had an original carrying value of $153,571, for $130,535 resulting in a loss of $23,036. The Company offset $117,950 of the sales proceeds against its liability owing to the former officer/shareholder [See Note 3].

NOTE 7 - GOING CONCERN

  The Company was formed with a very specific business plan. The Company expended virtually all of its working capital in a relatively short time period and was not successful in establishing profitable on-going operations. The Company later purchased champagne and wine investments but ultimately these operations were also unsuccessful. Consequently, the Company discontinued its operations of engaging in television marketing and investing in champagne and wine. The Company currently has no on-going operations.

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

                                                      From Inception
                                 For the Year Ended    on August 1,
                                     December 31,      1995 Through
                               _____________________   December 31,
                                   2003      2002         2003
                               _________   _________    _________
  Loss  from continuing
   operations (numerator)      $ (7,231)   $      -     $  (7,231)

  Loss from discontinued
   wine investment
   operations (numerator)             -     (11,497)      (81,338)

  Gain (loss) on disposal
   of discontinued wine
   investment operations
   (numerator)                        -           -             -

  Loss from discontinued
   hair product marketing
   operations (numerator)             -           -       (18,990)

  Gain on disposal of
   hair product marketing
   operations (numerator)             -           -           690
                               _________   _________    _________
  Loss available to
   common shareholders
   (numerator)                 $ (7,231)   $(11,497)    $(106,869)
                               _________   _________    _________
  Weighted average number
   of common shares
   outstanding used in
   loss per share for the
   period (denominator)        1,250,000   1,250,000    1,119,649
                               _________   _________    _________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.


NOTE 9 - CHANGE IN CONTROL

  In September 2003, a majority shareholder of the Company sold a 70% interest in the Company's common stock. This resulted in a change in control of the Company. The former sole officer and director of the
  Company  resigned  and  a  new officer and director  was  appointed.   The
  Company continues to pursue possible business opportunities including potential mergers and acquisitions.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

Termination of Letter of Intent - On October 17, 2003, the Company announced that it had entered into a Letter of Intent to acquire all of the issued and outstanding common stock of The Holder Hospitality Group, LLC, a privately-held Nevada business with its principal headquarters located in Reno, Nevada. On March 1, 2004, the Company resolved to terminate its Letter of Intent with The Holder Hospitality Group, LLC, based on the report of its legal counsel that the proposed acquisition was unlikely to be approved by the Nevada Gaming Authorities.

Issuance of Common Stock - In January 2004, the Company issued 500,000 shares of common stock for $10,000. The proceeds of the stock sale will be used to pay expenses of the Company in anticipation of a potential acquisition.

                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


POWER MARKETING, INC.



By:     /s/ John Furlong      Date:  March 29, 2004
     John Furlong, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ John Furlong    Date:    March 29, 2004
     John Furlong, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.