Form 10QSB
period 2004-03-31
POWER MARKETING INC
filed 2004-05-17
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2004

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

The number of $.001 par value common shares outstanding at March 31, 2004:
1,250,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2004

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE


        -  Unaudited Condensed Balance Sheets,
             March 31, 2004 and December 31, 2003               2


        -  Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2004
            and 2003 and for the period from inception on
            August 1, 1995 through March 31, 2004               3


        -  Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2004
            and 2003 and for the period from inception on
            August 1, 1995 through March 31, 2004               4


        -  Notes to Unaudited Condensed Financial Statements  5 - 9

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,    December 31,
                                             2004          2003
                                         ___________   ___________
CURRENT ASSETS:
  Cash                                    $    8,059   $         -
                                         ___________   ___________
        Total Current Assets                   8,059             -
                                         ___________   ___________
                                          $    8,059   $         -
                                         ___________   ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    5,365    $    2,035
  Advances payable - related party             4,837         4,837
                                         ___________   ___________
   Total Current Liabilities                  10,202         6,872
                                         ___________   ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,750,000 shares issued and
   outstanding                                 1,750         1,250
  Additional paid-in capital                 108,247        98,747
  Deficit accumulated during the
    development stage                       (112,140)     (106,869)
                                         ___________   ___________
        Total Stockholders'
          Equity (Deficit)                    (2,143)       (6,872)
                                         ___________   ___________
                                          $    8,059    $        -
                                         ___________   ___________









Note: The balance sheet at December 31, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                          For the Three    From Inception
                                           Months Ended     on August 1,
                                            March 31,       1995 Through
                                        __________________    March 31,
                                           2004    2003         2004
                                        ________ _________  _____________
REVENUE                                  $     - $       -  $           -

EXPENSES:
  General and administrative               5,271     2,485         12,502
                                        ________ _________  _____________
LOSS BEFORE INCOME TAXES                  (5,271)   (2,485)       (12,502)

CURRENT TAX EXPENSE                            -         -              -

DEFERRED TAX EXPENSE                           -         -              -
                                        ________ _________  _____________
LOSS FROM CONTINUING
  OPERATIONS                              (5,271)   (2,485)       (12,502)
                                        ________ _________  _____________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued wine investment
    business (net of $0 in income
    taxes)                                     -         -        (81,338)
  Gain (loss) on disposal of
    discontinued wine investment
    business operations (net of $0
    in income taxes)                           -         -              -
  Loss from operations of
    discontinued hair product
    marketing business (net of $0
    in income taxes)                           -         -        (18,990)
  Gain on disposal of
    discontinued hair product
    marketing operations (net of
    $0 in income taxes)                        -         -            690
                                        ________ _________  _____________
LOSS FROM DISCONTINUED
  OPERATIONS                                   -         -        (99,638)
                                        ________ _________  _____________

NET LOSS                                $ (5,271)$  (2,485) $    (112,140)
                                        ________ _________  _____________

LOSS PER COMMON SHARE:
  Continuing operations                 $   (.00)$    (.00) $        (.01)
  Operations of discontinued
    wine investment business                   -         -           (.07)
  Gain (loss) on disposal of
    discontinued wine investment
    operations                                 -         -              -
  Operations of discontinued hair
    product marketing business                 -         -           (.02)
  Gain on disposal of
    discontinued hair product
    marketing operations                       -         -            .00
                                        ________ _________  _____________
  Net Loss Per Common Share             $   (.00)$    (.00) $        (.10)
                                        ________ _________  _____________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Three      From Inception
                                           Months Ended       on August 1,
                                            March 31,         1995 Through
                                        ___________________     March 31,
                                           2004      2003          2004
                                        ________  _________  _____________
Cash Flows from Operating Activities:
 Net loss                               $ (5,271) $  (2,485) $    (112,140)
 Adjustments to reconcile net loss to
   net cash used by operations:
  Amortization                                 -          -            500
  Impairment loss                              -          -         23,036
  Changes in assets and liabilities:
   (Increase) in related
     party receivable                          -          -              -
   Increase (decrease) in
     accounts payable                      3,330      2,410          5,365
   Increase in accrued
     interest - related party                  -          -          5,617
                                        ________  _________  _____________
        Net Cash (Used) by
          Operating Activities            (1,941)       (75)       (77,622)
                                        ________  _________  _____________

Cash Flows from Investing Activities:
 Organization costs                            -          -           (500)
 Purchase of investment                        -          -       (153,571)
 Proceeds from sale of investment              -          -        130,535
                                        ________  _________  _____________
        Net Cash Provided (Used)
          by Investing Activities              -          -        (23,536)
                                        ________  _________  _____________

Cash Flows from Financing Activities:
 Proceeds from sale of common stock       10,000          -         93,500
 Payment of stock offering costs               -          -         (4,950)
 Proceeds from note
   payable - related party                     -          -        115,830
 Payments on note
   payable - related party                     -          -       (100,000)
 Advances from related party                   -          -        122,787
 Payments on advances from
   related party                               -          -       (117,950)
                                        ________  _________  _____________
        Net Cash Provided (Used)
          by Financing Activities         10,000          -        109,217
                                        ________  _________  _____________
Net Increase (Decrease) in Cash            8,059        (75)         8,059

Cash at Beginning of Period                    -      1,799              -
                                        ________  _________  _____________
Cash at End of Period                   $  8,059  $   1,724  $       8,059
                                        ________  _________  _____________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                             $      -  $       -  $           -
   Income taxes                         $      -  $       -  $           -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

 For the period from inception on August 1, 1995 through March 31, 2004:
  On September 5, 2000, the Company settled a debt consisting of a note payable and accrued interest totaling $121,466 for $100,000. Because of the related party nature of the note, the gain on settlement was accounted for as a contribution to capital.



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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


NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At March 31, 2004 and December 31, 2003, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                                          For the Three    From Inception
                                           Months Ended     on August 1,
                                            March 31,       1995 Through
                                        __________________    March 31,
                                           2004    2003         2004
                                        ________ _________  _____________

         Revenue                        $      - $       -  $           -
         General and administrative            -         -        (57,470)
         Impairment loss                       -         -        (23,036)
         Interest expense                      -         -           (876)
         Interest income                       -         -             44
                                        ________ _________  _____________
         Net loss                       $      - $       -  $     (81,338)
                                        ________ _________  _____________

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

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004 and December 31, 2003.

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

  During January 2004, the Company issued 500,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $10,000 (or $.02 per share).

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

  The Company has available at March 31, 2004 unused operating loss carryforwards of approximately $82,000 which may be applied against future taxable income and which expire in various years through 2024 and a capital loss carryforward of approximately $23,000 which may be applied against future capital gains and which expires in 2007. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $15,800 and $15,000 as of March 31, 2004 and December 31, 2003,
  respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $800 during the three months ended March 31, 2004.

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

  Shareholder Advance - During the three months ended March 31, 2004, an officer/shareholder of the Company made no advances to the Company. Advances have been used to pay Company expenses. At March 31, 2004, the Company owes $4,837 to the officer/shareholder. The advances bear no interest and are due on demand.

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

                                          For the Three     From Inception
                                           Months Ended      on August 1,
                                            March 31,        1995 Through
                                       _____________________    March 31,
                                           2004     2003          2004
                                       __________  _________  _____________
    Loss from continuing
      operations (numerator)            $ (5,271) $  (2,485) $     (12,502)
    Loss from discontinued wine
      investment operations
      (numerator)                              -          -        (81,338)
    Gain (loss) on disposal of
      discontinued wine investment
      operations (numerator)                   -          -              -
    Loss from discontinued hair
      product marketing operations
      (numerator)                              -          -        (18,990)
    Gain on disposal of hair
      product marketing operations
      (numerator)                              -          -            690
                                       _________  _________  _____________
    Loss available to common
      shareholders (numerator)          $ (5,271) $  (2,485) $    (112,140)
                                       _________  _________  _____________
    Weighted average number of
      common shares outstanding
      used in loss per share for the
      period (denominator)             1,585,165   1,250,000     1,133,033
                                       _________  __________ _____________

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

     (c) On January 30, 2004, the Company resolved to issue 500,000 shares of its authorized but previously unissued common stock for $10,000 cash, to be used to provide working capital to discharge outstanding payables and pay anticipated expenses. This increased the total issued and outstanding common stock to 1,750,000 shares. The Company issued these shares in reliance upon the exemption provided by Section 4(2) under the Securities Act, for transactions by an issuer not involving any public offering. No public solicitation was employed, the purchasers bought the securities with investment intent and the securities are restricted securities as that term is defined in Rule 144.

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


                              Power Marketing, Inc.


Date: May 17, 2004                 by:     /s/ John Furlong
                                   John Furlong, President & Director