Form 10QSB
period 2004-06-30
POWER MARKETING INC
filed 2004-08-17
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2004

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

The number of $.001 par value common shares outstanding at June 30, 2004:
1,750,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2004

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE


        -    Unaudited Condensed Balance Sheets,
              June 30, 2004 and December 31, 2003                  2


        -    Unaudited Condensed Statements of Operations,
              for the three and six months ended June 30, 2004
              and 2003 and for the period from inception on
              August 1, 1995 through June 30, 2004                 3


        -    Unaudited Condensed Statements of Cash Flows,
              for the six months ended June 30, 2004
              and 2003 and for the period from inception on
              August 1, 1995 through June 30, 2004                 4


        -  Notes to Unaudited Condensed Financial Statements     5 - 9

                      POWER MARKETING, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS

                                           June 30,    December 31,
                                             2004          2003
                                         ___________   ___________
CURRENT ASSETS:
  Cash                                    $    1,850    $       -
                                         ___________   ___________
        Total Current Assets                   1,850            -
                                         ___________   ___________
                                          $    1,850    $       -
                                         ___________   ___________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    2,500    $    2,035
  Advances payable - related party             4,837         4,837
                                         ___________   ___________
   Total Current Liabilities                   7,337         6,872
                                         ___________   ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,750,000 and 1,250,000 shares
   issued and outstanding, respectively        1,750         1,250
  Additional paid-in capital                 108,247        98,747
  Deficit accumulated during the
    development stage                       (115,484)     (106,869)
                                         ___________   ___________
        Total Stockholders'
         Equity (Deficit)                     (5,487)       (6,872)
                                         ___________   ___________
                                          $    1,850    $        -
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

                      POWER MARKETING, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                           For the Three        For the Six     From Inception
                            Months Ended        Months Ended      on August 1,
                              June 30,            June 30,       1995 Through
                        _________________________________________  June 30,
                          2004       2003       2004       2003      2004
                        ________   ________   ________   ________   ________
REVENUE                 $      -   $      -   $      -   $      -   $      -

EXPENSES:
  General and
   administrative          3,344      1,245      8,615      3,730     15,846
                        ________   ________   ________   ________   ________
LOSS BEFORE INCOME TAXES  (3,344)    (1,245)    (8,615)    (3,730)   (15,846)

CURRENT TAX EXPENSE            -          -          -          -          -

DEFERRED TAX EXPENSE           -          -          -          -          -
                        ________   ________   ________   ________   ________
LOSS FROM CONTINUING
  OPERATIONS              (3,344)    (1,245)    (8,615)    (3,730)   (15,846)
                        ________   ________   ________   ________   ________

DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued wine
   investment business
   (net of $0 in income
    taxes)                     -          -          -          -    (81,338)
  Gain (loss) on disposal
   of discontinued wine
   investment business
   operations (net of $0
    in income taxes)           -          -          -          -          -
  Loss from operations
   of discontinued hair
   product marketing
   business (net of $0
   in income taxes)            -          -          -          -    (18,990)
  Gain on disposal of
   discontinued hair
   product marketing
   operations (net of
   $0 in income taxes)         -          -          -          -        690
                        ________   ________   ________   ________   ________
LOSS FROM DISCONTINUED
  OPERATIONS                   -          -          -          -    (99,638)
                        ________   ________   ________   ________   ________

NET LOSS                $ (3,344)  $ (1,245)  $ (8,615)  $(3,730)  $(115,484)
                        ________   ________   ________   ________   ________

LOSS PER COMMON SHARE:
  Continuing operations $   (.00)  $   (.00)  $   (.01)  $   (.00)  $   (.01)
   Operations of
   discontinued
   wine investment
   business                    -          -          -          -       (.07)
  Gain (loss) on
   disposal of
   discontinued wine
   investment
   operations                  -          -          -          -          -
  Operations of
   discontinued hair
   product marketing
   business                    -          -          -          -       (.02)
  Gain on disposal of
   discontinued hair
   product
   marketing operations        -          -          -          -        .00
                        ________   ________   ________   ________   ________
  Net Loss Per
   Common Share         $   (.00)  $   (.00)  $   (.01)  $   (.00)  $   (.10)
                        ________   ________   ________   ________   ________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      POWER MARKETING, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                For the Six      From Inception
                                                Months Ended      on August 1,
                                                  June 30,       1995 Through
                                            ____________________   June 30,
                                              2004       2003        2004
                                            _________  _________   _________
Cash Flows from Operating Activities:
 Net loss                                   $  (8,615) $  (3,730)  $(115,484)
 Adjustments to reconcile net loss to
  net cash used by operations:
  Amortization                                      -          -         500
  Impairment loss                                   -          -      23,036
  Changes in assets and liabilities:
   Increase in accounts payable                   465        770       2,500
   Increase in accrued
    interest - related party                        -          -       5,617
                                            _________  _________   _________
        Net Cash (Used) by
         Operating Activities                  (8,150)    (2,960)    (83,831)
                                            _________  _________   _________

Cash Flows from Investing Activities:
 Organization costs                                 -          -        (500)
 Purchase of investment                             -          -    (153,571)
 Proceeds from sale of investment                   -          -     130,535
                                            _________  _________   _________
        Net Cash Provided (Used) by
         Investing Activities                       -          -     (23,536)
                                            _________  _________   _________

Cash Flows from Financing Activities:
 Proceeds from sale of common stock            10,000          -      93,500
 Payment of stock offering costs                    -          -      (4,950)
 Proceeds from note payable - related party         -          -     115,830
 Payments on note payable - related party           -          -    (100,000)
 Advances from related party                        -      3,000     122,787
 Payments on advances from related party            -          -    (117,950)
                                            _________  _________   _________
        Net Cash Provided (Used) by
         Financing Activities                  10,000      3,000     109,217
                                            _________  _________   _________
Net Increase (Decrease) in Cash                 1,850         40       1,850

Cash at Beginning of Period                         -      1,799           -
                                            _________  _________   _________

Cash at End of Period                       $   1,850  $   1,839   $   1,850
                                            _________  _________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                 $       -  $       -   $       -
   Income taxes                             $       -  $       -   $       -

Supplemental Schedule of Non-Cash Investing and Financing
Activities:

 For the period from inception on August 1, 1995 through June 30, 2004:
  On September 5, 2000, the Company settled a debt consisting of a note payable and accrued interest totaling $121,466 for $100,000. Because of the related party nature of the note, the gain on settlement was accounted for as a contribution to capital.





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 8].

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


NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At June 30, 2004 and December 31, 2003, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                           For the Three        For the Six     From Inception
                            Months Ended        Months Ended      on August 1,
                              June 30,            June 30,       1995 Through
                        _________________________________________  June 30,
                          2004       2003       2004       2003      2004
                        ________   ________   ________   ________   ________
    Revenue             $      -   $      -   $      -   $      -   $      -
    General and
     administrative            -          -          -          -    (57,470)
    Impairment loss            -          -          -          -    (23,036)
    Interest expense           -          -          -          -       (876)
    Interest income            -          -          -          -         44
                        ________   ________   ________   ________   ________
    Net loss            $      -   $      -   $      -   $      -   $(81,338)
                        ________   ________   ________   ________   ________

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

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004 and December 31, 2003.

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

                      POWER MARKETING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

  The Company has available at June 30, 2004 unused operating loss carryforwards of approximately $86,000 which may be applied against future taxable income and which expire in various years through 2024 and a capital loss carryforward of approximately $23,000 which may be applied against future capital gains and which expires in 2007. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,400 and $15,000 as of June 30, 2004 and December 31, 2003,
  respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,400 during the six months ended June 30, 2004.

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

  Shareholder Advance - During the six months ended June 30, 2004, an officer/shareholder of the Company made no advances to the Company. Advances have been used to pay Company expenses. At June 30, 2004, the Company owes $4,837 to the officer/shareholder. The advances bear no interest and are due on demand.

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

                           For the Three        For the Six     From Inception
                            Months Ended        Months Ended      on August 1,
                              June 30,            June 30,       1995 Through
                        _________________________________________  June 30,
                          2004       2003       2004       2003      2004
                        ________   ________   ________   ________   ________
    Loss from continuing
     operations
    (numerator)         $ (3,344)  $ (1,245)  $ (8,615)  $ (3,730)  $(15,846)
    Loss from
     discontinued wine
     investment
     operations
     (numerator)               -          -          -          -    (81,338)
    Gain (loss) on
     disposal of
     discontinued wine
     investment
     operations
     (numerator)               -          -          -          -          -
    Loss from
     discontinued hair
     product marketing
     operations
     (numerator)               -          -          -          -    (18,990)
    Gain on disposal of
     hair product
     marketing operations
     (numerator)               -          -          -          -        690
                        ________   ________   ________   ________   ________
    Loss available to
     common shareholders
     (numerator)        $ (3,344)  $ (1,245)  $ (8,615)  $ (3,730) $(115,484)
                        ________   ________   ________   ________   ________
    Weighted average
     number of common
     shares outstanding
     used in loss per
     share for the
     period
     (denominator)     1,750,000  1,250,000  1,667,582  1,250,000  1,150,276
                        ________   ________   ________   ________   ________

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


                                   Power Marketing, Inc.


Date: August 16, 2004              by:     /s/ John Furlong
                                   John Furlong, President & Director