Form 10QSB
period 2004-09-30
POWER MARKETING INC
filed 2004-11-18
CIK 1001133

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2004

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                COMMISSION FILE NUMBER:  333-96257

                       POWER MARKETING, INC.
      (Exact name of registrant as specified in its charter)


           Delaware                                 13-3851304
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)


    46 Water Street, South Glastonbury, Connecticut   06073
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

The number of $.001 par value common shares outstanding at September 30, 2004:
1,750,000

                  PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     See attached.

                           POWER MARKETING, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -    Unaudited Condensed Balance Sheets,
            September 30, 2004 and December 31, 2003         2


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2004 and 2003 and for the period from
            inception on August 1, 1995 through September
            30, 2004                                         3


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2004
            and 2003 and for the period from inception on
            August 1, 1995 through September 30, 2004        4


        -    Notes to Unaudited Condensed Financial
            Statements                                  5 - 10

                           POWER MARKETING, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30,  December 31,
                                             2004          2003
                                         ___________   ___________
CURRENT ASSETS:
  Cash                                   $     7,785   $         -
                                         ___________   ___________
        Total Current Assets                   7,785             -
                                         ___________   ___________
                                         $     7,785   $         -
                                         ___________   ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $     4,095   $     2,035
  Advances from related party                  4,837         4,837
  Accrued interest - related party                38             -
                                         ___________   ___________
   Total Current Liabilities                   8,970         6,872
                                         ___________   ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,150,000 and 1,250,000 shares
   issued and outstanding, respectively        2,150         1,250
  Additional paid-in capital                 128,847        98,747
  Deficit accumulated during the
    development stage                      (117,182)     (106,869)
  Less: Stock Subscription Receivable       (15,000)             -
                                         ___________   ___________
        Total Stockholders'
         Equity (Deficit)                    (1,185)       (6,872)
                                         ___________   ___________
                                         $     7,785   $         -
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

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                             For the Three     For the Nine   From Inception
                             Months Ended      Months Ended    on August 1,
                             September 30,     September 30,   1995 Through
                           _________________ _________________ September 30,
                             2004     2003     2004     2003       2004
                           ________ ________ ________ ________ ____________
REVENUE                    $      - $      - $      - $      - $          -

EXPENSES:
  General and
   administrative             1,660    1,266   10,275    4,996       17,506
                           ________ ________ ________ ________ ____________
LOSS BEFORE OTHER INCOME
  (EXPENSES)                (1,660)  (1,266) (10,275)  (4,996)     (17,506)
  Interest expense -
   related party               (38)        -     (38)        -         (38)
                           ________ ________ ________ ________ ____________
LOSS BEFORE INCOME TAXES    (1,698)  (1,266) (10,313)  (4,996)     (17,544)

CURRENT TAX EXPENSE               -        -        -        -            -

DEFERRED TAX EXPENSE              -        -        -        -            -
                           ________ ________ ________ ________ ____________
LOSS FROM CONTINUING
  OPERATIONS                (1,698)  (1,266) (10,313)  (4,996)     (17,544)
                           ________ ________ ________ ________ ____________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued wine
    investement business
    (net of $0 in income
    taxes)                        -        -        -        -     (81,338)
  Gain (loss) on disposal of
    discontinued wine
    investement business
    operations (net of $0
    in income taxes)              -        -        -        -            -
  Loss from operations of
    discontinued hair
    product marketing
    business (net of $0
    in income taxes)              -        -        -        -     (18,990)
  Gain on disposal of
    discontinued hair
    product marketing
    operations (net of
    $0 in income taxes)           -        -        -        -          690
                           ________ ________ ________ ________ ____________
LOSS FROM DISCONTINUED
  OPERATIONS                      -        -        -        -     (99,638)
                           ________ ________ ________ ________ ____________
NET LOSS                   $(1,698) $(1,266) $(10,313)$(4,996) $  (117,182)
                           ________ ________ ________ ________ ____________
LOSS PER COMMON SHARE:
  Continuing operations    $  (.00) $  (.00) $  (.01) $  (.00) $      (.01)
  Operations of
    discontinued wine
    investment business           -        -        -        -        (.07)
  Gain (loss) on disposal
    of discontinued wine
    investment operations         -        -        -        -            -
  Operations of
    discontinued hair
    product marketing
    business                      -        -        -        -        (.02)
  Gain on disposal of
    discontinued hair
    product marketing
    operations                    -        -        -        -          .00
                           ________ ________ ________ ________ ____________
  Net Loss Per Common
    Share                  $  (.00) $  (.00) $  (.01) $  (.00) $      (.10)
                           ________ ________ ________ ________ ____________
 The accompanying notes are an integral part of these unaudited condensed financial statements.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                             For the Nine     From Inception
                                             Months Ended      on August 1,
                                             September 30,     1995 Through
                                         ____________________  September 30,
                                            2004       2003        2004
                                         _________  _________  ____________
Cash Flows from Operating Activities:
 Net loss                                $ (10,313) $  (4,996) $   (117,182)
 Adjustments to reconcile net loss
   to net cash used by operations:
  Amortization                                   -          -           500
  Impairment loss                                -          -        23,036
  Changes in assets and liabilities:
   Increase in accounts payable              2,060          -         4,095
   Increase in accrued interest -
     related party                              38          -         5,655
                                         _________  _________  ____________
        Net Cash (Used) by
          Operating Activities              (8,215)    (4,996)      (83,896)
                                         _________  _________  ____________

Cash Flows from Investing Activities:
 Organization costs                              -          -          (500)
 Purchase of investment                          -          -      (153,571)
 Proceeds from sale of investment                -          -       130,535
                                         _________  _________  ____________
        Net Cash Provided (Used) by
          Investing Activities                   -          -       (23,536)
                                         _________  _________  ____________

Cash Flows from Financing Activities:
 Proceeds from sale of common stock         16,000          -        99,500
 Payment of stock offering costs                 -          -        (4,950)
 Proceeds from note payable - related
   party                                         -          -       115,830
 Payments on note payable - related party        -          -      (100,000)
 Advances from related party                     -      3,000       122,787
 Payments on advances from related party         -          -      (117,950)
 Proceeds from bank overdraft                    -        197             -
                                         _________  _________  ____________
        Net Cash Provided (Used) by
          Financing Activities              16,000      3,197       115,217
                                         _________  _________  ____________

Net Increase (Decrease) in Cash              7,785     (1,799)        7,785

Cash at Beginning of Period                      -      1,799             -
                                         _________  _________  ____________

Cash at End of Period                    $   7,785  $       -  $      7,785
                                         _________  _________  ____________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $       -  $       -  $          -
   Income taxes                          $       -  $       -  $          -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

 For the period from inception on August 1, 1995 through September 30, 2004:
  On September 5, 2000, the Company settled a debt consisting of a note payable and accrued interest totaling $121,447 for $100,000. Because of the related party nature of the note, the gain on settlement was accounted for as a contribution to capital.

  During August 2004, the Company issued 100,000 shares of common stock and recorded a stock subscription receivable of $15,000.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Investment - Investments in wine and champagne were carried at the lower of cost or market value. The Company periodically reviews the carrying value of its investments for realization.

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


NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2002, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At September 30, 2004 and December 31, 2003, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                             For the Three     For the Nine   From Inception
                             Months Ended      Months Ended    on August 1,
                             September 30,     September 30,   1995 Through
                           _________________ _________________ September 30,
                             2004     2003     2004     2003       2004
                           ________ ________ ________ ________ ____________
    Revenue                $      - $      - $      - $      - $          -
      General and
        administrative            -        -        -        -      (57,470)
    Impairment loss               -        -        -        -      (23,036)
    Interest expense              -        -        -        -         (876)
    Interest income               -        -        -        -           44
                           ________ ________ ________ ________ ____________
    Net loss               $      - $      - $      - $      - $    (81,338)
                           ________ ________ ________ ________ ____________

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

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 500,000 shares of preferred stock, $.001 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2004 and December 31, 2003.

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

  During August 2004, the Company issued 300,000 shares of its previously authorized but unissued common stock for total proceeds of $6,000 (or $.02 per share) and also issued 100,000 shares for proceeds of $15,000 (or $.15 per share). A stock subscription receivable was recorded for $15,000 of the proceeds which were received subsequent to the date of the financial statements.

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

  The Company has available at September 30, 2004 unused operating loss carryforwards of approximately $88,000 which may be applied against future taxable income and which expire in various years through 2024 and a capital loss carryforward of approximately $23,000 which may be applied against future capital gains and which expires in 2007. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,600 and $15,000 as of September 30, 2004 and December 31, 2003,
  respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,600 during the nine months ended September 30, 2004.

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

  Advances from Related Party - During the nine months ended September 30, 2004, an officer/shareholder of the Company made no advances to the Company. Advances have been used to pay Company expenses. At September 30, 2004, the Company owes $4,837 to the officer/shareholder. The advances bear no interest and are due on demand.

  Sale of Investments - In January 2002, the Company sold its investments in champagne and wine to an officer/shareholder of the Company. The Company sold its investments, which had an original carrying value of $153,571, for $130,535 resulting in a loss of $23,036. The Company offset $117,950 of the sales proceeds against its liability owing to the officer/shareholder [See Note 3].

  Shareholder Loans - At September 30, 2004 and December 31, 2003, shareholders and entities related to shareholders of the Company had advanced a total of $6,000 and $0 respectively to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2004 and 2003 amounted to $38 and $0, respectively.

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

                            For the Three       For the Nine   From Inception
                            Months Ended        Months Ended    on August 1,
                            September 30,       September 30,   1995 Through
                        ___________________ ___________________ September 30,
                           2004      2003      2004      2003       2004
                        _________ _________ _________ _________ ____________
  Loss from continuing
    operations
    (numerator)         $ (1,698) $ (1,266) $(10,313) $ (4,996) $    (17,544)
  Loss from discontinued
    wine investment
    operations
    (numerator)                 -         -         -         -      (81,338)
  Gain (loss) on
    disposal of
    discontinued wine
    investment operations
    (numerator)                 -         -         -         -            -
  Loss from discontinued
    hair product
    marketing operations
    (numerator)                 -         -         -         -      (18,990)
  Gain on disposal of
    hair product
    marketing operations
    (numerator)                 -         -         -         -          690
                        _________ _________ _________ _________ ____________
  Loss available to
    common shareholders
    (numerator)         $ (1,698) $ (1,266) $(10,313) $ (4,996) $   (117,182)
                        _________ _________ _________ _________ ____________
  Weighted average number
    of common shares
    outstanding used in
    loss per share for
    the period
    (denominator)       1,902,174 1,250,000 1,746,350 1,250,000    1,170,938
                        _________ _________ _________ _________ ____________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

                           POWER MARKETING, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

  Stock  Subscription  Receivable - Subsequent to  September  30,  2004  the
  Company  received  $15,000  as  payment  in  full  of  its  common   stock
  subscription receivable.

    Proposed Acquisition - On October 4, 2004 the Company announced that it had entered into an agreement to acquire TAG Entertainment, Inc. ("TAG"), a privately-held independent producer of family oriented feature films. The agreement and plan of reorganization is subject to the completion of due diligence and necessary corporate approvals. At this time the Company cannot determine whether the acquisition is more likely than not to be consummated. The acquisition, if completed, would include the issuance of sufficient common stock to result in a change in control of the Company
  (approximately 90% control), and accordingly, the name of the Company would be changed and a change in management would occur.

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

Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

     (a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report, there were no securities that the issuer sold by registering the securities under the Securities Act.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act

Item 3.  Defaults Upon Senior Securities

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

     On October 4, 2004, the Registrant and TAG Entertainment, Inc., a privately-held independent producer of family oriented feature films based in Universal City, California, announced that they had reached an agreement on the acquisition of TAG by Power Marketing. The companies had previously announced their intention to enter into a business combination in which TAG would be the surviving company. Under the agreement, TAG shareholders will receive approximately 21,450,000 shares of common stock of Power Marketing and TAG will become a wholly owned subsidiary of Power Marketing. On the closing, it is anticipated that the combined company will have approximately 23,900,000 shares of common stock outstanding and the name of the company will be changed to TAG Entertainment Corp. The agreement and plan of reorganization is subject to the completion of due diligence and necessary corporate approvals, and there can be no assurance the merger will be consummated. After the merger, TAG will focus on expanding its demographic reach to include a broader worldwide audience. TAG intends to produce and distribute feature films for multiple film genres in order to meet the growing demands of theatrical, television and home entertainment buyers.

     Steve Austin, the current president of TAG, will become President and Chief Executive Officer of the TAG Entertainment Corp. and a new Board of Directors will be formed. TAG will also seek to expand its production capability by adding additional experienced professionals to the company's executive staff.

About TAG Entertainment, Inc.

TAG Entertainment, Inc. is an independently financed, fully integrated family film company based in Universal City, California. TAG's principal business is the development and production of high quality family-oriented feature films for worldwide distribution. The company's feature films are developed and produced principally for the domestic and international theatrical motion picture markets. The company's television programming includes movies-for-television for the major television networks, basic cable, pay cable, first-run syndication and international markets. Established in 1999, TAG has fully financed and distributed five live action family films and has acquired certain rights to additional motion pictures of varying quality and commercial potential.

Because this proposed acquisition is subject to numerous conditions precedent, it cannot be determined at this time that the transaction is more likely than not to be consummated.

Item 6.  Exhibits.

     Exhibit Index - Exhibits required by Item 601 of Regulation S-B.

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).

     (32) Section 1350 Certifications

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Power Marketing, Inc.


Date: November 18, 2004            by:  /s/ John Furlong
                                   John Furlong, President & Director