Form 10KSB
period 2004-12-31
TAG ENTERTAINMENT CORP
filed 2005-04-15
CIK 1001133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from to

333-96257

Commission file number

TAG ENTERTAINMENT CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3851304
(State of incorporation)	(IRS Employer Identification Number)

9916 South Santa Monica Boulevard, 1st Floor
Beverly Hills, CA 90212

(Address of principal executive office)

(310) 277-3700

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [Not applicable]

The issuer had revenues of $2,059,440 for the fiscal year ended December 31, 2004.

The aggregate market value of the voting stock held by non-affiliates on March 31, 2005 was approximately $39,435,294.80 based on the average bid and asked prices of the issuer's common stock on such date.

As of April 14, 2005, the issuer had 21,081,800 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format: Yes No

PART I

Item 1.    Description of Business

Forward Looking Statements

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under "Risk Factors."

As used in this Report, references to the "we," "us," "our" refer to TAG Entertainment Corp. unless the context indicates otherwise. TAG Entertainment Corp. may be referred to herein as "TAG." Our wholly-owned subsidiary, TAG Entertainment USA, Inc. (formerly known as TAG Entertainment, Inc.) will be referred to herein as "TAG USA." TAG and TAG USA may be collectively referred to in this Annual Report as "TAG."

Overview

TAG Entertainment Corp. and its wholly-owned subsidiary, TAG Entertainment USA, Inc. are engaged in the independent production of family oriented feature films, television programming and other entertainment products for theatrical, television and home video distribution. We also seek to acquire rights to other entertainment properties and film libraries. To date, we have produced a total of five feature length motion pictures, possess the exclusive, worldwide distribution rights to seven additional feature films produced by certain limited partnerships and have acquired certain rights to additional feature length motion pictures of varying quality and commercial potential. In 2004, we also produced 21 episodes of the television series Arizona Highways: The Television Series for local broadcast. We are currently seeking financing (as discussed below) to produce additional feature films, purchase other family films and entertainment assets. We also intend to acquire certain limited partnerships, including the seven which granted us the exclusive, worldwide distribution rights to their films, five of which are associated with Steve Austin, our Chief Executive Officer. TAG USA was founded in 1999 by Steve Austin, our Chairman and Chief Executive Officer.

Our strategy is to produce family oriented entertainment products (primarily feature motion pictures) appealing to a wide segment of the United States and the international theatrical and television audience. We believe that this target group is more predictable in their entertainment preferences than other segments of the entertainment consumer market, and "evergreen" in that younger children are not as likely to reject a motion picture as dated or lacking well known, contemporary stars. Family films are less likely to generate controversy that might adversely reflect on us and harm the prospects for a successful distribution. These factors also allow us to produce, market and distribute feature length films with relatively modest budgets as compared to mainstream motion pictures directed towards an older, more mature audience.

Corporate History and Recent Acquisition

We were formerly known as Power Marketing, Inc., which was originally incorporated under the laws of the State of Delaware on August 1, 1995. On November 22, 2004, we consummated a merger with TAG USA in which TAG USA merged with a wholly-owned subsidiary that we established for the purposes of the merger. As a result of the merger, TAG USA became a wholly owned subsidiary of Power Marketing and TAG USA common stockholders and warrant holders received approximately 21,450,000 shares of Power Marketing common stock (and warrants) in exchange for the shares of the TAG USA common stock (and warrants) that they owned. Shareholders of TAG USA owned approximately 90% of our outstanding shares of common stock immediately after the merger. The holders of approximately 1,122,000 shares of common stock of TAG USA that did not consent in writing to our acquisition of TAG USA are entitled to exercise appraisal rights under California Corporations Code. In the event such holders elect to exercise these rights, we would be required to purchase the shares of common stock of TAG USA held by them in lieu of issuing shares of our common stock at the exchange ratio applicable to the transaction.

In connection with the merger, we changed our corporate name to TAG Entertainment Corp., all of our then-current officers and directors resigned and Mr. Austin, who was the majority shareholder, Chief Executive Officer and sole director of TAG USA became our Chief Executive Officer, Chief Financial Officer and sole director. We are currently seeking additional qualified individuals to satisfy open officer and director positions. It is anticipated that Mr. Raymond J. Skiptunis will join TAG as its Chief Operating Officer and Interim Chief Financial Officer during the fiscal quarter ending June 30, 2005.

Recent Events

Bridge Financing

On March 30, 2005, we entered into a Securities Purchase Agreement with Satellite Strategic Finance Associates, LLC and an affiliated investor under which we issued $1.0 million in aggregate principal amount of Senior Secured Notes and Warrants to purchase 500,000 shares of our common stock in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. We received gross proceeds of $1,000,000 which are intended to be used for the production and distribution of films, including acquisition of additional product and/or distribution assets and for general working capital. We also entered into a Registration Rights Agreement and a Security Agreement with the investors and TAG USA co-signed the Security Agreement and agreed to guaranty our obligations pursuant to the financing agreements.

The Notes mature on March 30, 2006 and are sooner payable in full in the event we consummate a subsequent financing event, with certain exceptions, or upon the occurrence of an event of default. We also have the right to prepay the Notes in whole or in part at any time. The aggregate principal amount of Notes issued is $1,150,000 with a 15% yield funded as original issuance discount. No additional interest is payable unless an event of default occurs, in which event interest at the default interest rate of 12% shall accrue. Pursuant to the Security Agreement, we granted the investors a first priority lien on all of our assets, other than certain previously issued liens, in order to secure our obligations. The warrants are exercisable at $1.00 per share, subject to adjustment upon certain events, including as a result of our sale of equity securities at a price below the exercise price. The warrants are exercisable at any time on or before March 30, 2010.

Additional information regarding this transaction is provided under the caption "Recent Sales of Unregistered Securities".

Letter of Intent with Myriad Pictures

On March 30, 2005, we entered into a Letter of Intent to acquire a privately held company, Myriad Pictures, Inc., which is engaged in the film production and distribution business. The Letter of Intent provides for a purchase price of approximately $4,000,000, including an earnout payment of up to $2,000,000 which will be negotiated by the parties prior to closing of the transaction. The earnout may be paid in cash or in shares of our common stock, at our option. In addition, we intend to use an additional $750,000 to provide Myriad with working capital and debt repayment after the closing. Of the purchase price, $1,000,000 will be payable by a promissory note payable over 12 months following the closing.

Under the proposed terms, Myriad will become our wholly-owned subsidiary. The principal of Myriad, Mr. Kirk D'Amico, will remain with Myriad and continue to manage its operations following the closing as the President of Myriad. The parties also expect that Jon Shiffman, the chief financial officer of Myriad, will continue with Myriad after the closing. The parties will negotiate the definitive terms of an employment agreement for Mr. D'Amico and Mr. Shiffman prior to closing.

In connection with the execution of the Letter of Intent, we provided Myriad with a short term loan of $250,000, bearing interest at the rate of 3% per annum, which Myriad will use for working capital and to pay for its acquisition costs pending the closing. In the event the transaction is completed, the loan will be an intercompany debt and thereafter be converted into additional equity in Myriad. The loan is secured by a lien on the assets of Myriad.

The parties have agreed to use their best efforts to complete the transaction on or before July 1, 2005, unless such date is extended by the parties. Closing of the transaction is subject to numerous conditions, including: (i) negotiation and execution of a definitive acquisition agreement, as well as ancillary agreements such as employment agreements for Messrs. D'Amico and Shiffman and the definitive terms of the $2,000,000 earnout payment; (ii) completion of due diligence by the parties as to their respective operations and financial condition; and (iii) completion of financial statements for Myriad in accordance with SEC requirements. There can be no assurance that the transaction will be completed, or if it is completed that it will be on the terms as described above

Interests in Limited Partnerships

In addition to feature films produced directly by TAG USA and four limited partnerships for which it acts as general partner, our Chief Executive Officer has formed five other limited partnerships and limited liability companies that have engaged TAG USA to produce and distribute five additional feature length films. These companies are each managed by Mr. Austin through separate affiliated companies. TAG USA also acts as the exclusive, worldwide distributor for two additional films produced by two unaffiliated limited partnerships. We are considering offering to acquire each of these limited partnerships (including the partnerships where TAG USA is general partner) for shares of our common stock. No letter of intent for these acquisitions has been signed and the terms of the proposed acquisitions have not been determined, and there can be no assurance we will be successful in completing the acquisitions. Furthermore, we may determine to acquire less than all of the limited partnerships and the structure of any particular acquisition has not been determined. However, in the event the acquisitions are completed, the interests of our shareholders will be diluted. The following table lists each of the limited partnerships that we intend to acquire, the title of the motion picture it produced and the identity of its general partner.

Limited Partnership	Motion Picture	General Partner
Majestic Film Partners LP	Castle Rock	TAG USA
Majestic Film Partners II LP	No Place Like Home	TAG USA
Majestic Film Partners III LP	Dumb Luck	TAG USA
Majestic Film Partners IV LP	Hansel & Gretel	TAG USA
Animal Partners LP	Miracle Dogs	Steve Austin Productions, LLC
Family Film Partners VI, LP	The Santa Trap	Austin Family Entertainment, Inc
Fairy Tale Partners III, LP	Red Riding Hood	Austin Family Entertainment, Inc
Motocross Kids LP	Moto X Kids	Austin Family Entertainment, Inc
Downtown the Movie LP	Popstar	American Film Ventures, LLC
Supercross The Movie LP	Supercross	Enriching Entertainment, LLC
American Black Beauty LP	American Black Beauty	Austin Family Entertainment, Inc

A description of these feature films produced is included below under the caption "Films Produced and Distributed by TAG."

Industry Overview

Motion Pictures

According to the Motion Picture Association of America (the "MPAA"), the average cost to produce and distribute a major studio film in 2003 was $102.8 million, including $63.8 million of production costs and $39.0 million of distribution and marketing expenses. In comparison, films released by independent studios typically cost less than $40.0 million to produce and market. We have limited our production costs to a maximum of $10 million for each of our motion pictures. Despite the limited resources generally available to independent studios, independent films have gained wider market approval and increased share of overall box office receipts in recent years. The motion picture industry consists of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures. Distribution involves the promotion and exploitation of motion pictures throughout the world in a variety of media, including theatrical exhibition, home entertainment, television and other ancillary markets.

The MPAA has also found, in its 2004 MPA Market Statistics for the U.S. Entertainment Industry, that the motion picture industry is continuing its growth, both domestically and internationally. Since 1991, box office receipts have been steadily increasing and has grown by almost $6 billion over the past 20 years. The MPAA found that box office receipts increased 13.2% in 2002 as compared to 2001 to $9.52 billion and that in 2004, this growth continued, to an amount of $9.54 billion. We believe this industry performance and growth potential will enable us to successfully compete in this industry.

Television Programming

We believe that television programming also constitutes a growth market for us. The continued growth of the cable and satellite television markets, has increased demand for television programming in general. According to industry data, spending on cable and satellite television increased 10.2% to $76.9 billion in 2002. Cable and satellite television has been one of the most consistently fast-growing media segments over the past five years and spending is expected to increase through the near term. Based on such data, we believe that the increased capacity for channels on upgraded digital cable systems and satellite television has led to the launch of numerous new networks seeking programming to compete with traditional broadcast networks. We believe this will enable us to will enable us to successfully compete in this industry.

Competition

Motion picture production and distribution are highly competitive businesses. We face competition from companies within the entertainment business, as well as alternative forms of leisure entertainment. We compete with the other major studios, numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. Numerous organizations with which we compete in the motion picture industry have significantly greater financial and other resources than us.

The U.S. motion picture industry can be divided into major studios and independent companies, with the major studios accounting for a large majority of the number of theatrical releases. The major studios are MGM (including UA Films and Orion), The Walt Disney Company (including Buena Vista, Touchstone and Miramax Films), Paramount Pictures Corporation, Sony Pictures Entertainment, Inc. (including Columbia Pictures), Twentieth Century Fox Film Corp., Vivendi Universal Entertainment LLP (including Universal Studios and Universal Focus) and Warner Bros. (including Turner, New Line Cinema and Castle Rock Entertainment). The major studios are typically large diversified corporations that have strong relationships with creative talent, exhibitors and others involved in the entertainment industry, and have global film production and distribution capabilities.

Historically, the major studios have produced and distributed the majority of high grossing theatrical motion pictures released annually in the United States. In addition, most of the studios have created or accumulated substantial and valuable motion picture libraries that generate significant revenues. These revenues can provide the major studios with a stable source of earnings that partially offset the variations in the financial performance of their current motion picture releases and other aspects of their motion picture operations.

The independent companies generally have more limited production and distribution capabilities than do the major studios. While certain independent companies may produce as many films as a major studio in any year, independent motion pictures typically have lower negative costs and are not as widely released as motion pictures produced and distributed by the major studios. Additionally, the independent companies may have limited or no internal distribution capability and may rely on the major studios for distribution and financing. These companies include Lions Gate Entertainment Corp., Dreamworks SKG and Newmarket Films.

In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. As a result, the success of any of our motion pictures is dependent not only on the quality and acceptance of a particular picture, but also on the quality and acceptance of other competing motion pictures released into the marketplace at or near the same time. The number of films released by our competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, thereby potentially reducing our share of gross box office admissions and making it more difficult for our films to succeed.

Competition is also intense within the television industry. There are numerous suppliers of television programming, including the networks, the television production divisions of the major studios and independent producers, all of which compete actively for the limited number of available broadcast hours. Our programming competes with first-run programming, network reruns and programs produced by local television stations. Competition is also intense in supplying motion pictures and other programming for the pay television and home video markets. Numerous organizations with which we compete in the television industry have significantly greater financial and other resources than us.

Our Competitive Strengths and Strategy

Our strategy is to produce family oriented entertainment products (primarily feature length motion pictures intended for initial theatrical distribution) appealing to a wide segment of the United States and the international theatrical and television audience. We believe that the family entertainment market has consistently accounted for a large percentage of the annual gross revenues produced by motion pictures. According to the MPAA's 2004 MPA Market Statistics, since 1968, nine of the top 10 grossing movies (based on U.S. Box Office figures) were all rated PG-13, PG or G. Sixteen of the top 20 grossing movies during same period were rated PG-13 or lower. In 2004, the top three domestic box office films were, "Spider-Man 2,""Shrek 2" and "Harry Potter: Prisoner Azkaban" all of which are family oriented movies, though each is notably the product of major studios with budgets in excess of one hundred million dollars ($100 Million). Overall, according to the MPA, 17 of the top 20 grossing films of 2004 were rated PG-13 or lower. This trend, exhibiting a preference for family oriented films, is also manifested in the sale of home video devices, such as DVDs and videocassettes, where 16 of the top 20 highest grossing sales of such devices in 2004 are for films which were rated PG-13 or lower for gross sales of approximately $3.45 billion on a combined 14.55 million units sold.

We also believe that our target group is more predictable in their entertainment preferences than other segments of the entertainment consumer market, and "evergreen" in that younger children are not as likely to reject a motion picture as dated or lacking well known, contemporary stars. Family films are less likely to generate controversy that might adversely reflect on us and harm the prospects for a film's successful distribution. These factors also allow us to produce, market and distribute feature length films with relatively modest budgets as compared to mainstream motion pictures directed towards an older, more mature audience.

We plan to build and capitalize on our film and television library by:

•	Producing new motion pictures and television series;

•	Aggressively marketing and repackaging our library's titles;

•	Developing new distribution channels;

•	Acquiring additional motion pictures and television series;

•	Capitalizing on developments in technology; and

•	Exploiting international markets.

We believe our proposed acquisition of Myriad Pictures will assist us in executing on our plan to grow our content library as well as enable us to benefit from new production and distribution channels.

Production and Financing

Motion Pictures

The production of a motion picture requires the financing of the direct costs and indirect overhead costs of development, production and production related services. Direct production and production related service costs include film studio rental, cinematography, post-production costs and the compensation of creative, services and other production personnel. Distribution costs (including costs of advertising and release prints) are not included in direct production costs. The following general description is a simplified overview of the complex process of producing and distributing motion pictures and is intended to aid in understanding the motion picture business. This overview is provided for informational purposes only and does not describe what will necessarily occur in the production of a motion picture by us. During the film-making process, which may take, on the average, approximately 12 to 24 months from the start of the development phase to theatrical release, a film progresses through several stages. The four general stages of motion picture production are development, pre-production, principal photography and post-production. A brief summary of each of the four general movie production stages follows:

Development

In the development stage, underlying literary material for a motion picture project is acquired, either outright, through an option to acquire such rights or by engaging a writer to create original literary material. If the literary material is not in script form, a writer must be engaged to create a script. The script must be sufficiently detailed to provide the production company and others participating in the financing of a motion picture with enough information to estimate the cost of producing the motion picture. Projects in development do not always become completed motion pictures for a wide variety of reasons.

Pre-Production

During the pre-production stage, the production company usually selects a director, actors and other key creative and technical personnel, prepares a budget and secures the necessary financing. In cases involving unique or desired talent, commitments (sometimes known as "pay or play" commitments, under which talent must be paid certain fixed compensation, whether or not a picture is actually produced) must be made to keep performers available for the picture. Some pre-production activities may occur during development.

Principal Photography

Principal photography is the process of filming a motion picture and is the most costly stage of the production of a motion picture. Principal photography may take up to twelve weeks to complete for some projects. Bad weather at locations, the illness of a cast or crew member, disputes with local authorities or labor unions, a director's or producer's decision to re-shoot scenes for artistic reasons and other often unpredictable events can materially delay the scheduled completion of principal photography and substantially increase its costs. Once a motion picture reaches the principal photography stage, it usually will be completed, unless the producer is shooting in increments as funds are available, a practice born out of necessity existing in the independent feature film world to some degree. The cost of assuring its completion can sometimes be insured by means of a bonding instrument commonly known as a completion bond. Completion bonds however will add substantially to the cost of producing a motion picture.

Post-Production

During the post-production stage, the editing of the raw footage and the scoring and mixing of spoken-word dialogue, music and sound effects tracks take place, and negative and positive master printing elements are prepared. Production costs incurred in connection with motion picture production are typically divided between above-the-line costs and below-the-line costs. Above-the-line costs include story rights and screenplay, fees to the producer and director and major members of the cast. Below-the-line costs include fees to creative personnel including the director of photography, production designer and casting director, production facilities (sound stage, film lab, editing room) and location rentals, equipment rentals, raw materials (raw film stock, set construction) and other costs incurred in principal photography and post-production costs, including the creation of special effects and music.

Financing

Independent production companies generally finance their production activities on a picture-by-picture basis. Sources of funds for independent producers include bank loans, "pre-licensing" of distribution rights in exchange for minimum guarantees, motion picture participation interests, joint ventures and public motion picture support programs which include tax funds, tax credit provisions, and other governmental sources of capital for the motion picture industry.

Independent production companies generally attempt to obtain all or a substantial portion of their financing for a motion picture prior to commencement of principal photography, at which point production costs begin to be incurred. Obtaining license agreements with a distributor or distributors prior to completion of a motion picture which provide for payment of a minimum guarantee (often referred to as the "pre-licensing" or "pre-selling" of motion picture rights), may enable the producer to obtain financing for its project by using the contractual commitment of the distributor to pay the minimum guarantee as collateral to borrow production funding. Independent production companies typically finance production of their motion pictures pursuant to financing arrangements with banks and other lenders in which the lender receives an assignment of the production company's right to payments of minimum guarantees by its distributors upon the delivery of the completed motion picture. The lenders are granted a security interest in the motion picture until the financing has been repaid. The independent production company may also be able to acquire additional production funds through "gap financing", whereby a lender loans a portion of the production costs based on the company's estimate of the value of certain distribution rights. When the motion picture is delivered, the independent production company collects the minimum guarantees and uses them to repay the lender. In addition, the independent production company receives a production fee and generally retains a participation in net revenues from distribution of the motion picture.

As part of obtaining motion picture financing, independent production companies may be required by their lenders and distributors who advance production costs to obtain a completion bond from an acceptable completion guarantor which names the lenders, distributors and other parties who advance production costs as beneficiaries. The guarantor guarantees the completion and delivery of the particular motion picture by a certain date and within an agreed budget and contingency and if the motion picture cannot be completed for the agreed upon budgeted cost, the completion guarantor is obligated to pay the additional costs necessary to complete and deliver the motion picture by the agreed upon delivery date. If the completion guarantor fails to complete and deliver such motion picture on time, the completion guarantor is required to pay the financiers and distributors, if applicable, an amount equal to the aggregate amount the financiers and distributors have loaned or advanced to the independent producer.

Television Production

The production of television series programming involves the development of a format based on a creative concept or literary property into a television script, the hiring of talent, the filming or taping of the program and the technical and post-production work necessary to produce a finished program. Television producers may originate projects internally or acquire them from others. If a concept is deemed suitable for development, the studio, network or other producer typically commissions and pays for a script. Once a script is ordered, license agreements are negotiated with the potential broadcasters of such program. A pilot episode usually is ordered prior to the determination of whether a series will be produced.

Television production can generally be divided into two distinct markets: (a) network production, consisting of production for the broadcast networks (i.e., ABC, CBS, NBC, FOX, UPN and WB) and made-for-cable networks (i.e., pay and basic cable networks) and (b) first-run syndication production. In broadcast network and made-for-cable network production, a network generally orders a minimum number of initial episodes (approximately six to 13 episodes if produced for a broadcast network and approximately 13 to 22 episodes if produced for a cable network) of each new series for a license fee equal to a percentage of the program's cost. The balance of the production cost for such shows (which is customarily lower for made-for-cable productions than for productions made for broadcast networks) is recouped through international sales and, if a series is successful, through syndication, second run domestic basic cable, and home entertainment sales. However, it may take up to four years until all the production costs are recouped. In the first-run syndication production business, a producer seeking to launch a new series, commits to produce a minimum number of episodes if the producer can "clear" the series by selling to individual television stations in sufficient markets throughout the country (generally comprising at least 75 percent of U.S. television households). Once produced, the episodes are immediately available for licensing to international broadcasters as well and can subsequently be licensed to a domestic basic cable network. This approach generally involves a lower production cost risk and earlier return on investment than the network production business; however, first-run syndicated programming generally reduces the potential total return on investment as compared to successful network production.

Feature Films and Television Series We Have Produced and Financed

Since its inception, TAG USA has produced and/or distributed a total of 12 films and 21 episodes of the Arizona Highways television series. TAG USA has produced these films either independently, while serving as the general partner of limited partnerships or on a contract basis on behalf of other limited partnerships, including entities owned or controlled by our Chief Executive Officer. In each case, the limited partnership was created specifically for the purpose of serving as a vehicle to finance each particular film. Arizona Highways was produced directly by TAG USA for the Robin Sewell Communications, which retained the distribution rights to the content. As described in detail below, TAG USA has typically financed its films through the sale (to unaffiliated investors) of limited partnerships interests in these limited partnerships and in certain cases, has received advances from film distributors. We have also raised capital for production costs through sales of equity or debt securities to accredited and or institutional investors in private placements pursuant to the exemption from registration provided by Regulation D under the Securities Act of 1933. In addition, we have been able to obtain substantial advances from our distributors for the production of certain of our motion pictures.

TAG USA produced one film, "The Retrievers" directly and produced four films through the four consolidated limited partnerships (each of the Majestic Film Partners entities) for which it serves as general partner and is entitled to receive a distribution for serving as general partner. Of the seven films produced by limited partnership entities that TAG USA does not control, five are for limited partnerships for which Steve Austin, through an affiliated entity, serves as general partner. The remainder are limited partnerships that have an unaffiliated general partner. General partner fees are paid to the general partner, as described below. With respect to these seven motion pictures, TAG USA has entered into a formal representation agreement with the general partner. TAG USA includes these projects in its library of family oriented feature films, which we present to distribution companies. We have, however, no ownership interests in these films.

With respect to each of the 12 films referred to above, TAG USA serves as the producer and exclusive worldwide distributor for each and seeks to arrange distributions with sub-licensees for the commercial exploitation of these films. Revenues received from the distribution and exploitation of these films are received directly by TAG USA. TAG USA has entered into distribution agreements with each of the limited partnerships for the worldwide distribution of the motion pictures by or on behalf of such limited partnerships, as described in the table set forth below under the heading "Films Produced and Distributed by TAG." TAG USA will be paid normal and customary industry fees if and in the event it succeeds in arranging for distribution of these films.

Limited Partnership Arrangements

TAG USA has typically financed its films through the sale (to unaffiliated investors) of limited partnerships interests in limited partnerships that have been created as vehicles to finance each particular film. The limited partnership interests in the limited partnerships are offered by private placement to accredited investors who subscribe to the interests through a subscription agreement. In these instances we have relied on exemptions granted under Regulation D as promulgated under the Securities Act of 1933 to offer securities to accredited investors in the future.

Investors who subscribe to the limited partnership interests are entitled to recoup their investment and then share in the profits with TAG USA, depending on several factors. With respect to the limited partnership for which TAG USA is general partner, in the event that the project succeeds in returning proceeds to the partnership from the commercial exploitation of the film, and to the extent funds are available, the limited partners are entitled to receive their money back out of 100% of the distributable cash of the limited partnership. With respect to the other limited partnerships, the general partner is entitled to an initial percentage of the distributable cash, along with the limited partners. The percentage to which such general partners are entitled ranges from 10%-25% of the distributable cash. Distributable cash is the gross partnership revenue minus the limited partnership operating expenses (including fees paid to the distributor), necessary reserves, all costs of the production of the film not paid by the partnership (such as loans) and any deferments or points entitlements. In each case, after (and if) the limited partners receive their capital contributions in full, plus interest (as may be applicable) distributable cash is then payable forty percent (40%) to the limited partners and sixty percent (60%) to the general partner. The general partner may further distribute the percentage entitlement to other third parties. As described above, we intend to make an offer to acquire each of these limited partnerships for shares of our common stock. However, no letter of intent for these acquisitions has been signed, the terms of the proposed acquisitions have not been determined, and there can be no assurance we will be successful in completing the acquisitions.

Under the distribution agreements between TAG USA and each limited partnership, TAG USA will pay each of the limited partnerships 70% of all the gross receipts actually received by TAG USA in connection with the rental and exhibition of the movies in theatres, homes and television, which amount is reducible by amounts paid to third parties in the form of deferrals and deferments. Additionally, TAG USA will receive royalties on the sale of each of the movies in DVD or other home video format, including videocassettes on the following terms:

•	where the video devices are manufactured and distributed by TAG USA, TAG USA will retain twenty-five percent (25%) of all of the gross receipts received on the sale of such video devices which are sold and not returned;

•	where the video devices are distributed by TAG USA pursuant to a sublicense agreement between TAG USA and an affiliated entity (where TAG USA is more than 50% owner), then TAG USA will earn royalties equal to twenty-five percent (25%) of the affiliated entity's gross receipts from the sublicensed distribution;

•	where the video devices are distributed by TAG USA pursuant to a sublicense agreement between TAG USA and a party other than an affiliated entity (where TAG USA is more than

50% owner), then TAG USA will earn royalties equal to seventy-five percent (75%) of the third-party's gross receipts from the sublicensed distribution exclusive of manufacturing charges and out-of-pocket expenses incurred in connection with the grant of the sublicense; and

•	where TAG USA markets the video devices directly to consumers then the royalties for such sales will be equal to the amounts of video devices sold and not returned multiplied by the average wholesale royalty (defined term in each contract) of video devices containing the picture.

Our Films and Television Series

Films Produced and Distributed by TAG

The films that we produce and/or distribute are summarized below with principal talent and a brief synopsis for each production.

General Partner/ Limited Partnership	Motion Picture	Production Date	Rating	Cast and Director	Synopsis
TAG USA / Majestic Film Partners LP (1)	Castle Rock	1999	G	Cast: Ernest Borgnine, Frank Gorshin, Pamela Bach, Wolf Larson, Alana Austin and Robert Velasco Director: Craig Clyde	An unruly teenage girl and a young drifter, running from the law, find themselves thrown together in a harrowing struggle for survival.

TAG USA / Majestic Film Partners II LP (1)	No Place Like Home	2000	G	Cast: Judge Reinhold, Joanna Pacula, Bruce Weitz, Richard Moll, Adrienne Barbeau, Alana Austin and Clayton Taylor Director: Craig Clyde	After witnessing a celestial collision, two brothers stumble upon a strange young visitor.

TAG USA / Majestic Film Partners III LP (1)	Dumb Luck	2000	G	Cast: Scott Baio, Tracy Nelson, Richard Moll, Hal Linden, Eileen Brennan, Joey Miyashima, Todd Bridges and Bobby Edner Director: Craig Clyde	A simple blind date plunges a father and son headlong into a mystery full of lies, half-truths and deceptions.

General Partner/ Limited Partnership	Motion Picture	Production Date	Rating	Cast and Director	Synopsis
TAG USA / Majestic Film Partners IV LP (1)	Hansel & Gretel	2001	PG	Cast: Lynn Redgrave, Howie Mandel, Delta Burke, Gerald McRaney, Bobcat Goldthwait, Dakota Fanning, Alana Austin, Sinbad, Tom Arnold and Taylor Momsen Director: Gary J. Tunnicliffe	A fractured version of the popular fairy tale classic.

N/A Film produced directly by TAG USA	The Retrievers	2001	G	Cast: Robert Hays, Mel Harris, Alan Rachins, Alana Austin, Taylor Emerson, Betty White and Robert Wagner Director: Paul Schneider	A golden retriever is pregnant and leads its human family on an adventure that shows what it means to be a family.

Steve Austin Productions, LLC / Animal Partners LP (2)	Miracle Dogs	2002	G	Cast: Kate Jackson, Ted Shakelford, Stacy Keach, Rue McClanahan, Daniel Roebuck, Alana Austin, Wayne Rogers Director: Craig Clyde	Four puppies, recently abandoned in town, are in need of adoptive homes. The little dogs have a healing effect on people with illnesses.

Austin Family Entertainment, Inc. / Family Film Partners VI, LP (2)	The Santa Trap	2002	G	Cast: Shelley Long, Robert Hays, Dick van Patten, Corbin Bernsen, Stacy Keach, Amanda Pays, Adrienne Barbeau Director: John Shepphird	It is Christmas Eve and in a case of mistaken identity, Santa Claus is thrown in jail and must be freed in order to save Christmas.

Austin Family Entertainment, Inc. / Fairy Tale Partners III, LP (1)	Red Riding Hood	2005	G	Cast: Lainie Kazan, Joey Fatone, Deb Mazar, Daniel Roebuck, Henry Cavill Director: Randal Kleiser	A contemporary musical version of the classic fairytale.

Austin Family Entertainment, Inc. / Motocross Kids LP (3)	Moto X Kids	2003	PG	Cast: Lorenzo Lamas, Josh Hutcherson, Gary Busey, Alana Austin Director: Richard Gabai	Evan Hanson needs to save a local dirt track from a motorcycle gang.

General Partner/ Limited Partnership	Motion Picture	Production Date	Rating	Cast and Director	Synopsis
American Film Ventures / Downtown the Movie LP (5)	Popstar	2005	PG	Cast: Aaron Carter, Alana Austin, Kimberly Kevon Williams, David Cassidy, Leif Garrett, Rick Overton, Tom Bosley Director: Richard Gabai	Teen popstar J.C. McQueen gets caught playing strip poker with his attractive personal teacher and his parents send him back to "regular" school.

Enriching Entertainment / Supercross The Movie LP (4)	Supercross	2005	PG-13	Cast: Aaron Carter, Steve Howey, Sophia Bush, Mike Vogel, Cameron Richardson, Darryl Hannah, Dan Roebuck, Jeremy McGrath Director: Steve Boyum	"Supercross" tells the story of two brothers who must overcome a series of emotional and physical obstacles to achieve success in the world of supercross motorcycle racing.

Austin Family Entertainment, Inc. / American Black Beauty LP (3)	American Black Beauty	2005	G	Cast: Dean Stockwell, Peter Jason, Leah Lail, Danielle Keaton, Chris Hunter, Ryan Locke Director: Sam Pillsbury	Life changes dramatically when Cheryl meets Black Beauty, a beautiful, fast and slightly temperamental young horse.

(1)	TAG USA will receive fees and royalties for acting as the distributor, as described above, and it (or the general partner) will also receive a distribution from the limited partnership for its service as general partner, as described above under the caption "Limited Partnership Arrangements."

(2)	TAG USA will receive fees and royalties for acting as the distributor, as described above. The general partner of the limited partnership will receive an initial distribution from the limited partnership equal to 25% of the distributable cash as well as a 60% distribution after the limited partners receive 100% of their capital contribution, as described above under the caption "Limited Partnership Arrangements."

(3)	TAG USA will receive fees and royalties for acting as the distributor, as described above. The general partner of the limited partnership will receive an initial distribution from the limited partnership equal to 10% as well as a 50% distribution after the limited partners receive 100% of their capital contribution, except in certain circumstance as applicable to the limited partners in this entity.

(4)	TAG USA will receive fees and royalties for acting as the distributor, as described above, of 30% of the gross receipts generated by the film plus a producer fee of 30% of the gross receipts of the film. TAG USA will also be entitled to receive distributions pari passu with the limited partners, in proportion to its investment in the entity. After the limited partners receive 100% of their capital contribution, TAG USA and the general partner of the limited partnership will share equally all subsequent revenues unless TAG exercises its option to purchase the film outright.

(5)	TAG USA will receive fees and royalties for acting as the distributor, as described above, of 30% of the gross receipts generated by the film plus a producer fee of 30% of the gross receipts of the film. The general partner of the limited partnership will receive an initial distribution from the limited partnership equal to 25% of the distributable cash as well as a 60% distribution after the limited partners receive 100% of their capital contribution, as described above under the caption "Limited Partnership Arrangements."

Feature Film Rights Acquired

In September 2002, TAG USA entered into an agreement with Faber International Films, Inc. to acquire certain rights to certain motion pictures that at one time comprised what was previously known as the Hemdale Pictures Library. Although the Hemdale Pictures Library, as acquired by TAG USA, does not include Hemdale's most successful motion pictures such as "The Terminator", "Platoon" or "The Last Emperor" (the latter two of which won Academy Awards®), it consists of more than sixty-four feature length motion pictures of varying ages, histories, qualities and commercial potential. Among the rights which TAG USA acquired under the Faber Agreement, are the rights to distribute and exploit certain films theatrically, non-theatrically, by means of various forms of television and/or home video.

However, TAG USA did not acquire all rights in all media (and for all methods of distribution) to all of the motion pictures in the Hemdale Pictures Library. We have, however, re-acquired and/or extended some rights respecting motion pictures previously included in the Hemdale Pictures Library directly from the holders. Further, we are currently in negotiations with the producers of a number of other films that were originally within the scope of our agreement with Faber. We have typically agreed to revenue-sharing arrangements with the producer or grantor of the acquired motion picture regarding the proceeds derived from the successful distribution of these films.

The following table lists the motion pictures and their related rights which we acquired from third parties as well as the status of any distribution arrangements we have entered into in connection with these films.

Motion Picture Title	Acquired Rights/Limitations	Producer/Grantor	Distribution Arrangements
The Princess & the Goblin	Rights to all media in the U.S. 7 year term.	Pennaeth Gwerthiant Rhaglenni/S4C International	UAV Corp.
Wrangler	Television and home entertainment in the U.S. in perpetuity.	Hemdale Pictures Corp.	UAV Corp.
The Polar Bear King	Television and home entertainment in the U.S. 7 year term.	Screen Media Ventures LLC	UAV Corp.
Shergar	Home entertainment in the U.S. 7 year term.	Blue Rider Entertainment, Inc.	UAV Corp.
The Littlest Viking	Rights to all media in the U.S. 7 year term.	Odyssey Pictures	N/A
Mosquito	Rights to all media in the U.S. 7 year term.	Icebound, Inc.	N/A
The Story of Christmas	Rights to all media in the U.S. 7 year term.	Hemdale Communications Inc.	UAV Corp.

Television Series

In 2004, TAG USA produced and delivered 21 episodes of the television series Arizona Highways: The Television Series. We produced this series for Robin Sewell Communications and it is being exhibited through local television broadcasts. This production takes viewers to Arizona's most spectacular destinations, exploring its landscape, history, culture and people. Each episode features vital information for tourists, including lodging, restaurants and activities for visitors. Our production of this series was undertaken on a work for hire basis and we recorded a total $404,000 in revenue from this arrangement.

Distribution

Motion Pictures

Distribution of a motion picture involves commercial exploitation in the U.S. and international licensing of the picture for:

•	theatrical exhibition,

•	videocassettes, laser discs and DVDs,

•	presentation on television, including pay-per-view, pay, network, syndication and basic cable, merchandising of the other rights in the motion picture, which may include books, soundtracks, and video games, and

•	non-theatrical exhibition, which includes airlines, cruise ships, hotels and armed forces facilities.

Production companies with distribution divisions, such as the major studios, typically distribute their motion pictures themselves. Production companies without distribution divisions typically retain the services of sales agents or distributors to exploit the motion pictures produced by them in various media and territories, or in all media and territories. Distribution companies may directly exploit distribution rights licensed to, or otherwise acquired by them, for example, by booking motion pictures with theatrical exhibitors or selling videocassettes to video retailers. Alternatively, they may grant sub-licenses to U.S. or foreign sub-distributors to exploit completed motion pictures.

A sales agent does not generally acquire distribution rights from the producer or other owner of rights in a motion picture or other content, but instead acts as an agent on behalf of the production company or rights owner to license distribution rights to such motion picture to territorial distributors in exchange for a sales agency fee, typically computed as a percentage of gross revenues from licenses arranged by the sales agent.

A territorial distributor generally licenses and takes a grant of distribution rights to the motion picture for a specified term in a particular territory and media, in exchange for a distribution fee calculated as a percentage of gross revenues generated from exploitation of the motion picture by the distributor. The territorial distributor often agrees to pay the rights owner of the content a certain advance or minimum guarantee upon the delivery of the completed motion picture, which amount is recouped by the territorial distributor out of revenues generated from the exploitation of the content in particular media or territories. After receiving its ongoing distribution fee and recouping the advance or minimum guarantee plus its direct release costs (primarily print and advertising costs), the territorial distributor pays all or a substantial portion of the remainder of revenues to the producer of such motion picture or the rights owner (commonly referred to as overages).

In addition to obtaining distribution rights in a motion picture for a limited duration, a distributor may also acquire all or a portion of the copyright in such motion picture or program or license certain distribution rights in perpetuity. Both major studios and independent motion picture companies often acquire motion pictures for distribution through a customary industry arrangement known as a "negative pickup." Under a "negative pickup", the studio or independent motion picture company agrees to pay a specified minimum guaranteed amount to a production company upon completion of production and delivery of the motion picture in exchange for all rights to the motion picture.

Distribution expenses, which consist primarily of the costs of advertising and preparing release prints, are not included in production costs. These distribution expenses vary widely depending upon the extent of the release and the nature of the promotional activities.

In connection with the production and distribution of a motion picture, major studios and independent production companies generally grant contractual rights to actors, directors, screenwriters, owners of underlying rights and other creative and financial contributors to share in revenues from a particular motion picture. Except for the most sought-after talent, these third-party participations are generally payable after all distribution fees, distribution expenses, direct production costs and financing costs are recouped in full.

Distribution Cycle

Concurrently with their initial release in the U.S., motion pictures are generally released in Canada and may also be released in one or more other international markets. As a general matter, a motion picture that is released theatrically is typically available for distribution in other media during its initial distribution cycle as follows:

Marketplace / Media	Number of Months Following Initial US Theatrical Release

US Theatrical

International Theatrical	0 – 4 months
U.S. Home Video (initial release)	4 – 6 months
U.S. Pay-per-view	6 – 9 months
International Home Video (initial release)	6 – 12 months
U.S. Pay Television	10 – 12 months
International Television (pay or free)	18 – 24 months
U.S. Free Television*	24 – 36 months

*	Includes network, syndication and basic cable.

The release periods set forth above represent standard "holdback periods." A holdback period with respect to a certain media in which the motion picture is being released represents a set period of time during which release of the motion picture in other media is prevented. This "holdback" is designed to allow the motion picture to maximize its revenues in the media in which it is currently being released. Holdback periods are often specifically negotiated with various distributors on a media-by-media basis; however the periods set forth above represent our estimate of customary current holdback periods in the motion picture industry.

A substantial portion of a motion picture's total revenues is generated in a motion picture's initial distribution cycle (generally the first five to seven years after the motion picture's initial U.S. release), which typically includes theatrical, video, and pay and free television. However, commercially successful motion pictures generally continue to generate revenues from the re-licensing of distribution rights in certain media, including television and home video, and from the licensing of distribution rights with respect to new media and in emerging markets, in addition to the creation of derivative works based on the motion picture such as remakes, sequels and television series.

Although there has been a substantial increase over the past fifteen years in the revenues generated from the licensing of rights in media other than U.S. theatrical, such as home video, cable and pay-per-view, the theatrical success of a motion picture remains the most significant factor in generating revenues in foreign markets and in other media such as television and videocassettes. For example, retail video stores have been purchasing fewer copies of home videos of motion pictures that have not been theatrically released, and purchasing more copies of major studio theatrical successes.

Television Distribution

The U.S. television market is served by network affiliated stations, independent stations and cable systems, although the number of independent stations has decreased as many formerly independent stations have become affiliated with new networks in recent years. During "prime time" hours, network affiliates primarily broadcast programming produced for the network. In non-prime time, network affiliates broadcast network programming, off-network programming, programming produced for distribution on a syndicated basis and programming produced by the local stations themselves. Independent television stations and cable networks, during both prime and non-prime time, produce their own programs and telecast off-network programs or first-run programs acquired from independent producers or syndicators. Syndicators generally are companies that sell programming to independent television stations and network affiliates that was produced or acquired by the syndicator for distribution. In addition to producing directly for television, we seek to license our current theatrical motion pictures for television exhibition through agreements pursuant to which our films will be distributed through television outlets.

Television distribution can occur through the following: domestic pay or free television, international pay or free television and cable and satellite channels.

Our Distribution Agreements

We license motion picture distribution rights to territorial distributors that offer our movies worldwide. We seek to continue to position ourselves as a supplier of family themed movies to U.S. domestic and international distributors. We believe that our reputation and that of our management enhances our competitive position in the global market for feature motion pictures. As discussed above, we produced the Arizona Highways television series for Robin Sewell Communications, which retained the distribution rights.

The terms of our license agreements with territorial distributors vary depending on the territory involved and whether the agreement relates to the licensing of a single motion picture or several motion pictures pursuant to an "output" or multi-picture arrangement. Generally, our distributors are entitled to royalties based on a negotiated percentage of the revenues derived from the exploitation of our motion pictures and to recoup advances that they may have provided to us for production. A list of our principal distributors and individual distribution terms are summarized below:

Movie	Distributor	Territories	Rights Media	Term of Agreement

Castle Rock	Litton Syndication (1)	US and Territories	Television – basic and cable	3 years subject to certain conditions

	Sandstar Family Entertainment	US and territories in English, Spanish, and French languages and English speaking Canada	Direct Response – DVD and Video Cassettes sales	10 years

	UAV Corporation (2)	North America – English Speaking	DVD/Home Video	7 years with 6 month sell-off period

	First Look Media (3)	International, excluding Canada	Cinematic, Television and Video	8 years from date of delivery of picture

Dumb Luck	Litton Syndication (1)	US and Territories	Television – basic and cable	3 years subject to certain conditions

	UAV Corporation (2)	North America – English Speaking	DVD/Home Video	7 years

	First Look Media (3)	International, excluding Canada	Cinematic, Television and Video	8 years from date of delivery of picture

No Place Like Home	Litton Syndication (1)	US and Territories	Television – basic and cable	3 years subject to certain conditions

	Sandstar Family Entertainment	US and territories in English, Spanish, and French languages and English speaking Canada	Direct Response – DVD and Video Cassettes sales	10 years

	UAV Corporation (2)	North America – English Speaking	DVD/Home Video	7 years

Movie	Distributor	Territories	Rights Media	Term of Agreement

	First Look Media (3)	International, excluding Canada	Cinematic, Television and Video	8 years from date of delivery of picture

The Retrievers	Discovery Channel / Animal Planet	US and Caribbean	Exhibit, market, sub-license, distribute film on Cable TV	5 years

	Sandstar Family Entertainment	US and territories in English, Spanish, and French languages and English speaking Canada	Direct Response – DVD and Video Cassettes sales	10 years

	UAV Corporation (2)	North America – English Speaking	DVD/Home Video	7 years

	First Look Media (3)	International, excluding Canada	Cinematic, Television and Video	8 years from date of delivery of picture

	Feature Films for Families, f/k/a Rekab Sudskany LLC	US and English speaking Canada	DVD and Videocassettes	7 years

	Litton Syndication (1)	US and Territories	Television – basic and cable	3 years subject to certain conditions

Hansel & Gretel	Innovation Film Group	U.S. only	Theatrical	1 year (expired)

	Warner Brothers Home Video (6)	US and Canada and their territories	Television, Home Video and Online	10 years

	Helkon International	International		15 years

Miracle Dogs	Discovery Channel	US and Caribbean	Exhibit, market, sub-license, distribute film on Cable TV	2 years

	Sandstar Family Entertainment	US and territories in English, Spanish, and French languages and English speaking Canada	Direct Response – DVD and Video Cassettes sales	10 years

	UAV Corporation (2)	North America – English Speaking	DVD/Home Video	7 years

Movie	Distributor	Territories	Rights Media	Term of Agreement

	Rigel USA, Inc.	International, excluding Canada	Cinematic, Television and Video	15 years

The Santa Trap	PAX Entertainment	US and Territories	Television	Perpetuity

	Feature Films for Families, f/k/a Rekab Sudskany LLC	US and Canada	Direct Response – DVD and Video Cassettes sales	3 years

	UAV Corporation (2)	North America – English Speaking	DVD/Home Video	7 years

	Solo Entertainment	International, excluding Canada	Cinematic, Television and Video	10 years

Red Riding Hood	20th Century Fox Home Entertainment (4)	US and Canada	Theatrical (Test Release) and DVD / Home Video	7 years

	Solo Entertainment	International	All rights.	20 years

Moto X Kids	20th Century Fox Home Entertainment (4)	US and Canada	DVD / Home Video	7 years

	Loews Cineplex	US and Canada	Limited Theatrical	3 years

	Warner Bros. Domestic Cable	US and Canada	TV rights for pay, free and basic	20 years

	Artist View	International, excluding Canada	Theatrical, Television and Video	2 year with a conditional option to extend

Popstar	Warner Bros. Domestic Cable	US and Canada	TV rights for pay, free and basic	20 years

	7 Arts International	International, excluding Canada	Cinematic, Television and Video	10 years with option to extend

Supercross	20th Century Fox	U.S. and Canada	All Media	20 years

	7 Arts International	International, excluding Canada	Theatrical, Television and Video	15 years with option to extend

Movie	Distributor	Territories	Rights Media	Term of Agreement

Shergar	UAV Corporation	North America – English Speaking	DVD/Home Video	7 years

Hemdale Titles	UAV Corporation (5)	North America – English Speaking	DVD/Home Video	7 years

(1)	Litton Syndication has the right to distribute, exhibit, exploit the following pictures, Castle Rock, Dumb Luck, No Place Like Home and the Retrievers on all pay television, free television and basic cable television.

(2)	UAV Corporation obtained the right to manufacture, distribute, promote, advertise and sell video devices for the following films: Miracle Dogs, The Retrievers, The Santa Trap, No Place Like Home, Castle Rock and Dumb Luck

(3)	First Look Media has the exclusive right to distribute, exhibit, sell, lease, license and otherwise exploit in foreign markets, excluding the U.S. and Canada the following movies: The Retrievers, Dumb Luck, No Place Like Home and Castle Rock.

(4)	20th Century Fox Home Entertainment, Inc., ("Fox") has the right and license under copyright to all rights to home video distribution and home video exhibition of the picture.

(5)	UAV obtained the right to manufacture, distribute, promote, advertise, sell and otherwise exploit video devices showing a catalog of four movie titles. See table on page 13 above.

(6)	Time Warner Home Video was granted home video, television and online rights for this film.

Theatrical Exhibition Market

The theatrical distribution of a motion picture, whether in the U.S. or internationally, involves the licensing and booking of the motion picture to theatrical exhibitors (movie theaters), the promotion of the motion picture through advertising and publicity campaigns and the manufacture of release prints from the motion picture negative. Expenditures on these activities, particularly on promotion and advertising, are often substantial and may have a significant impact on the ultimate success of the motion picture's theatrical release.

In addition, such expenditures can vary significantly depending upon the markets and regions where the motion picture is distributed, the media used to promote the motion picture (newspaper, television and radio), the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons.

With a release by a major studio, the vast majority of these costs (primarily advertising costs) are incurred prior to the first weekend of the motion picture's U.S. theatrical release, so there is not necessarily an ability to correlate these costs and the motion picture's ultimate box office performance. In addition, the ability to distribute a picture during peak exhibition seasons, including the summer months and the Thanksgiving and Christmas holidays, and in the most popular theaters may affect the theatrical success of a motion picture.

While arrangements for the exhibition of a motion picture vary greatly, there are certain financial relationships generally applicable to theatrical distribution. Theater owners retain a portion of the admissions paid at the box office, generally referred to as "gross box office receipts." The share of the gross box office receipts retained by them generally includes a fixed amount per week (in part to cover overhead), plus a percentage of receipts that generally escalates over time. The balance, generally referred to as "gross film rentals," is remitted to the distributor.

As indicated in the table appearing under the caption "Our Distribution Agreements," we have entered into distribution arrangements for the theatrical exhibition of the following films in the United

States: Hansel & Gretel, Red Riding Hood (on a test basis), Moto X Kids (on a limited basis) and Supercross. The theatrical release date for Supercross has been scheduled for August 17, 2005.

We have also entered into distribution arrangements for the theatrical exhibition of the following films internationally: Castle Rock, Dumb Luck, No Place Like Home, The Retrievers, Miracle Dogs, The Santa Trap, Red Riding Hood, Moto X Kids, Popstar and Supercross.

DVD and Video Markets

Home video distribution consists of the promotion and sale of DVDs and videocassettes to local, regional and national video retailers that rent or sell DVDs and videocassettes to consumers primarily for home viewing. Most motion pictures are initially made available at wholesale prices primarily to DVD and video rental stores that rent or sell the DVDs or the cassettes to consumers.

It is now common practice in the U.S. domestic market for major releases with broad appeal to be initially offered to retail chains at a price designed for sell-through rather than rental. This occurs only when it is believed that the ownership demand by consumers will result in a sufficient level of sales to justify the reduced margin on each cassette sold. In the past, owners of motion pictures did not share in rental income. However, distributors have recently begun to enter into revenue sharing arrangements with certain retail stores. Under such arrangements, videocassettes are sold at a reduced price to retail stores (usually $6 to $10 per videocassette) and a percentage of the rental revenue is then shared with the owners (or licensors) of the motion pictures. Home video arrangements in international territories are generally similar to those in the U.S. except that the wholesale prices may differ.

As indicated in the table appearing under the caption "Our Distribution Agreements," we have entered into home video distribution arrangements for all of our titles other than Hansel & Gretel and Popstar.

Television Market

Television rights for motion pictures initially released theatrically are, if such motion pictures have broad appeal, generally licensed first to pay-per-view television for an exhibition period following initial video release, then to pay television, thereafter in certain cases to network television for an exhibition period, and then, in certain cases, to pay television again. These motion pictures are then syndicated to either independent stations or basic cable outlets.

Pay-per-view allows subscribers to pay for individual programs. Pay television allows cable television subscribers to view such services as HBO, Showtime, Starz/Encore, Canal+, BSkyB, Premiere, Telepiu, JSB or others offered by their cable system operators for a monthly subscription fee. Pay-per-view and pay television is now delivered not only by cable, but also by satellite transmission, and motion pictures are generally licensed in both such media.

Motion pictures are often packaged and licensed as a group for exhibition on television over a period of time and, therefore, revenues from these television licensing "packages" may be received over a period that extends beyond five years from the initial U.S. theatrical release of a particular motion picture. Motion pictures are also licensed and "packaged" by producers and distributors for television broadcast in international markets by government owned or privately owned television networks.

As indicated in the table appearing under the caption "Our Distribution Agreements," we have entered into television distribution arrangements for all of our titles other than Red Riding Hood, Shergar and the titles we acquired from Hemdale.

The Internet

The continuing and improving capability to transmit large files through the internet via fast broadband connections either through cable, satellite or DSL connections will permit both the sales solicitation and eventually the actual delivery of motion pictures to licensees around the world. This model of efficiency expressed both in terms of the time required to effectuate sales presentations and the delivery of the physical elements comprising entertainment properties, their packaging as well as related publicity, advertising, promotion and marketing materials, will optimize the ability of movie companies to effectuate foreign sales on a basis that it not only cost efficient but one which enables them to eliminate the traditional intermediaries who otherwise may receive as much as thirty five percent (35%) to forty percent (40%) of the gross revenues after a deduction of traditional distribution costs. A digital means of delivery is by no means universally embraced and this methodology may not be ubiquitous for an undetermined period yet to come. However, it is clearly a form of delivery that motion picture companies would seek to embrace (due its efficiency and cost effectiveness) and utilize in the future both to enhance revenues and to decrease dependence on third party service providers. To date, we have not yet engaged in distribution arrangements for the exploitation of our films over the internet.

Non-Theatrical and Other Rights

Motion pictures may be licensed for use by airlines, schools, public libraries, community groups, the armed services, correctional facilities, ships and others. Music contained in a motion picture may be licensed for sound recording, public performance and sheet music publication. Rights in motion pictures may be licensed to merchandisers for the manufacture of products such as toys, T-shirts, posters and other merchandise. Rights may also be licensed to create novels from a screenplay and to generate other related book publications, as well as interactive games on such platforms as CD-ROM, CD-I or other proprietary platforms. To date, we have not derived substantial revenue from arrangements described in this paragraph.

Intellectual Property

We are currently using the trademark "TAG Entertainment" in connection with films that we produce and distribute or license, both domestically and internationally. We regard our trademark as valuable assets and believe that our trademark is an important factor in marketing our products. We own the copyright and all motion pictures that we produce. In order to protect our intellectual property rights we rely on a combination of copyright and trademark laws, contract law, and other methods, such as the careful management of our licensing and distribution arrangements with third parties.

Government Regulation

Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries. These laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. We are aware of reports of extensive unauthorized misappropriation of videocassette rights to motion pictures which may include motion pictures distributed by us. Motion picture piracy is an industry-wide problem. The Motion Picture Association of America, an industry trade association, operates a piracy hotline and investigates all reports of such piracy. Depending upon the results of investigations, appropriate legal action may be brought by the owner of the rights. Depending upon the extent of the piracy, the Federal Bureau of Investigation may assist in these investigations and related criminal prosecutions.

Motion picture piracy is also an international problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia including Korea, China and Taiwan, the countries of the former Soviet Union and other former Eastern bloc countries. In addition to the Motion Picture Association, the Motion Picture Export Association, the American Film Marketing Association and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the United States government has publicly considered trade sanctions against specific countries that do not prevent copyright infringement of United States produced motion pictures. We cannot assure you that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, these actions could impact the amount of revenue that we realize from the international exploitation of motion pictures depending upon the countries subject to and the duration of such action. If not enacted or if other measures are not taken, the motion picture industry as a whole, and our business in particular, may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.

The Code and Ratings Administration of the Motion Picture Association assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. We plan to submit our motion pictures for these ratings. In certain circumstances, motion pictures that we plan to submit for rating might receive restrictive ratings, including, in some circumstances, the most restrictive rating which prohibits theatrical attendance by persons below the age of seventeen. Unrated motion pictures, or motion pictures receiving the most restrictive rating, may not be exhibited in certain movie theaters or in certain locales, thereby potentially reducing the total revenues generated by these films. United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. In 1997, the major broadcast networks and the major television production companies implemented a system to rate television programs. This television rating system has not had a material adverse effect on the motion pictures distributed by us. However, the possibility exists that the sale of theatrical motion pictures for broadcast on domestic free television may become more difficult because of potential advertiser unwillingness to purchase advertising time on television programs that are rated for limited audiences. We cannot assure you that current and future restrictions on the content of motion pictures may not limit or adversely affect our ability to exploit certain motion pictures in particular territories and media.

United States television stations and networks as well as foreign governments impose content restrictions on motion pictures that may restrict in whole or in part exhibition on television or theaters in a particular territory. There can be no assurance that such restrictions will not limit or alter our ability to exhibit certain motion pictures in such media or markets or that the cost to edit a particular motion picture would be prohibitive, thereby eliminating a possible revenue source for the motion picture.

Industry Compensation Arrangements

Most of the creative and production personnel that work on a movie are short-term employees or "for hire" contractors who are compensated for their services at a predetermined rate. It is also customary in the motion picture industry to pay contingent compensation over and above these fees to certain key employees and contractors. Customary contingent compensation arrangements in the industry include:

•	fixed deferrals;

•	residual payments; and

•	gross or net profit participations.

Fixed Deferrals.    Key creative personnel, including the director, producer, writer and actors, often negotiate fixed deferral payments of flat fees tied to a film's financial returns. We have not granted any fixed deferrals and have no plans to do so.

Residual Payments.    The principal collective bargaining organizations for personnel within the movie industry are: the Directors Guild of America, or DGA; the Writer's Guild of America, or WGA; the Screen Actors Guild, or SAG; the American Federation of Musicians, or AFM; and the International Alliance of Theatrical Stage Employees, or IATSE. When a movie producer involves members of these organizations in a film, they are required to comply with certain residual payment obligations. These obligations are set forth in agreements between these organizations and the

Alliance of Motion Picture and Television Producers ("AMPTP") (which represents the major studios) and provide that a percentage of a film's gross revenues in certain markets must be paid to these organizations for the benefit of their members. As an example, SAG currently requires payment of between 4.5% and 5.4% of the gross revenue attributable to videocassette exploitation and 3.6% of television exploitation, with no residuals due for theatrical exploitation.

We may be required to accrue and pay standard residual payments based on the collective bargaining agreements associated with our creative team. These residual payments are based upon gross revenues in certain markets and may therefore, depending upon our distribution arrangements, reduce our revenues in various markets and release windows. It is difficult to predict the specific impact on our overall returns as we have no way of predicting which release windows and which markets will achieve what relative levels of revenues, nor can we predict whether our arrangements with distributors might provide for flat fees or advance payments which would reduce or eliminate the impact of these residual obligations.

Profit Participations.    The last form of contingent compensation is a "profit participation," which entitles the recipient to additional compensation based on the financial performance of a particular motion picture. Granting profit participation to certain key creative personnel is common for both larger studio films as well as smaller independent films. For independent movies, this form of contingent compensation is critical to attract quality creative personnel who work for less upfront compensation than they otherwise might receive on a larger, more costly movie. By paying this contingent compensation, producers are able to attract these high quality creative personnel while simultaneously reducing the upfront costs.

Profit participations are typically "gross" or "net." Gross profit participation, granted in extremely rare cases where the importance of the actor or director is critical, is calculated based on gross revenues before any costs (such as, distribution fees, financing costs and other corporate costs) are deducted. Net profit participation is far more common, and is the arrangement we will be using to pay contingent compensation. Net profit participation is calculated based on net revenues after deducting certain costs of a film, including distribution fees, financing costs and general corporate expenses. Thus, a gross profit participation receives a percentage of the first dollar received by a film before any costs are deducted, while a net profit participation receives a percentage of revenue remaining after certain costs are deducted.

Employees

As of December 31, 2004 we had three full-time employees. As is typical in motion picture production, we use short-term employees and independent contractors to produce our film. We plan to retain most of these short-term employees and independent contractors after we begin production, and most of our agreements with these employees and contractors will end by the time production is completed. We intend on hiring on a full-time basis a number of individuals to provide accounting, operational and other management services, including a full-time Chief Financial Officer.

Most of the unions and guilds within the movie industry that represent creative talent and necessary production personnel are parties to collective bargaining agreements with the AMPTP, which represents the major studios. Although we are not a member of the AMPTP, and therefore are not a party to any of the AMPTP's collective bargaining agreements, these agreements serve as a reference point during our negotiations with unions, guilds and members of the production staff for any particular film.

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information which summarizes all material risks, together with the other information contained in this Annual Report, before you decide to buy our common stock. If any of the following risks actually occur, our business would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Business And Industry

We have limited working capital and will need to raise additional capital in the future and our independent auditors have included a "going concern" opinion in their report.

At December 31, 2004, our cash and cash equivalents were minimal and we are in immediate need of additional capital. Although we raised $1.0 million in a recently completed private placement of our securities, we will need additional funds to satisfy our expected cash needs for working capital and capital expenditures. Management believes that approximately $4.0 million will be required to cover our operating expenses and working capital requirements, including, but not limited to, marketing, sales, film productions, and operations, during the next twelve months.

Accordingly, we need substantial additional debt or equity financing and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities and, in the case of additional equity securities, the ownership of our existing shareholders will be diluted. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Our independent auditors have included a "going concern" explanatory paragraph in their report to our financial statements for the year ended December 31, 2004, citing recurring losses and negative cash flows from operations. Our capital needs in the future will depend upon factors such as market acceptance of our films and any other new films we release, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

We face substantial capital requirements since our business requires a substantial investment of capital.

The production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or other contributions to our motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from various financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from distributors and industry programs and other studios, we cannot assure you that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred losses of $3,871,029 and $1,124,879 for the fiscal years ended December 31, 2004 and 2003, respectively. We have expended, and will continue to be required to expend, substantial funds to pursue our business plan of producing and distributing feature-length motion pictures and other programming and enhancing marketing and sales efforts for these titles. In addition, we expect our general and administrative expenses in operating our business to increase in connection with our new obligations as a reporting company under the Securities Exchange Act of 1934. Therefore, we will need to generate higher revenue from our motion pictures and other programming to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. We have generated limited revenues since our inception, and do not expect to generate significant revenues within the next fiscal year. For the fiscal year ended December 31, 2004 and the fiscal year ended December 31, 2003, we had total revenue of $2,059,440 and $1,121,090, respectively. Our prospects should be considered in light of the difficulties frequently encountered in operating as a independent producer and distributor in the motion picture industry and the substantial costs that are required for any company to successfully compete in this industry. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods.

Our recent secured note financing arrangement contains certain covenants that limit the way we conduct business and we granted a lien on all of our assets to the investors.

Our recently completed secured note financing arrangement includes various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, pre-pay any subordinated indebtedness, make certain restricted payments, and sell assets. These covenants may limit us in raising additional capital, competing effectively or taking advantage of new business opportunities. If we do not comply with these covenants, it could result in a default under our secured note arrangement, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to repay all amounts then outstanding, which could have a material adverse effect on our business, results of operations and financial condition.

Further, the debt incurred through this financing arrangement is secured by liens on all of our assets and the assets of our subsidiaries. If we are in default under this arrangement, the lenders could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. We cannot assure you that we will generate sufficient cash flow to repay our indebtedness, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance our indebtedness on terms acceptable to us, if at all. Any such failure to obtain financing could have a material adverse effect on our business, results of operations and financial condition.

Budget overruns and inherent risks in our business may adversely affect our financial condition.

We need to be efficient in the production of our motion pictures and television programming. Actual motion picture and television production costs often exceed their budgets, sometimes significantly. The production, completion and distribution of motion pictures and other programming are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or television program incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition.

In addition, if a motion picture or television program incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, results of operations and financial condition. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and thus the overall financial success of such film. Budget overruns could also prevent a picture or program from being completed or released. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition. Production costs and marketing costs are rising at a faster rate than increases in either domestic admissions to movie theatres or admission ticket prices, leaving us more dependent on other media, such as home video, television and foreign markets, and new media. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, results of operations and financial condition.

Our letter of intent with Myriad Pictures is preliminary and there is no assurance that a transaction will be consummated.

On April 5, 2005, we announced that we entered into a letter of intent with Myriad Pictures, Inc. for a merger or other combination of the companies. Myriad is involved in financing, production and worldwide sales of major motion pictures and television programming and is based in California. The letter of intent is subject to numerous conditions, including: satisfactory completion of due diligence, finalization of the terms of the combination and structure of the transaction; negotiation, preparation and execution of definitive transaction documents, compliance with state and federal securities laws and regulations, and corporate, shareholder and regulatory approvals. As a result of the foregoing uncertainties, no assurances can be given that the transaction will be consummated.

Even if a transaction with Myriad Pictures is consummated, we may not realize the financial and strategic goals that are contemplated by such transaction.

Even if a merger or other combination between us and Myriad is consummated, the financial and strategic goals that are contemplated by such transaction may not be realized. In addition, such transaction could be dilutive to earnings, and we could overpay for such transaction. Additionally, we may not be successful in our efforts to integrate the companies. Integration of the companies will divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process. Further, we may become responsible for liabilities associated with Myriad's business to the extent they are not covered by indemnification or by insurance.

Revenues and results of operations are difficult to predict and depend on a variety of factors.

The economic success of any motion picture or television program that we produce is, and our revenues and results of operations are, uncertain since the revenues derived from the distribution of a motion picture or television program (which do not necessarily cover production or distribution costs incurred) depend primarily upon its acceptance by the public. There can be no assurance that we will continually or consistently produce commercially successful motion pictures. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Any inability to achieve such commercial success could have a material adverse effect on our business, results of operations and financial condition. Commercial success of a motion picture or television program is dependent on a variety of factors, including critical reviews and public tastes, which we cannot anticipate with certainty. In addition, our revenues and results of operations depend significantly upon the timing of our releases, which we do not control and which are subject to a number of uncertainties. We can give no assurance that its production and release goals will be met in any period or that completion will occur in accordance with the anticipated schedule or budget. Therefore, it is difficult to predict the quarters in which motion pictures or other programs will be completed, and in turn, are available for release by a particular distributor. Depending on the ultimate timing and manner of release of motion pictures and television programs produced or co-financed by us, future revenues and results of operations may fluctuate significantly from period to period.

Accounting practices used in our industry may accentuate fluctuations in operating results.

In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results. In accordance with U.S. generally accepted accounting principles and industry practice, we amortize film costs using the "individual-film-forecast" method. Under this accounting method, we amortize film costs for each film based on the following ratio: Revenue earned by title in the current period/Estimated total revenues by title. We must review, and revise when necessary, our total revenue estimates on a title-by-title basis. This review may result in a change in the rate of amortization and/or a write-down of the motion picture asset to its estimated fair value. Results of operations in future years depend upon our amortization of our motion picture costs. Periodic adjustments in amortization rates may significantly affect these results. In addition, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture over the entire revenue stream expected to be generated by the individual picture or television program. As a result, in the event our initial total revenue estimates for a title were too high, under the industry's accounting method, we would immediately recognize the entire loss in instances where we expect that a motion picture will not recover our investment. Comparatively, the profit of a successful motion picture must be deferred and recognized over the entire revenue stream generated by the individual picture. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

We face substantial competition in all aspects of our business.

We are smaller and less diversified than many of our competitors.    As an independent distributor and producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film and television content libraries, that we might also be interested in acquiring. Our inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

These competitors include Universal Pictures, Warner Bros. (which includes New Line Cinema and Castle Rock Entertainment), Twentieth Century Fox, Sony Pictures Entertainment (which includes Columbia Pictures and TriStar Pictures), Paramount Pictures, the Walt Disney Company (which includes Buena Vista Pictures Distribution, Touchstone Hollywood Pictures and Miramax) and MGM (which includes Metro Goldwyn Mayer Pictures and United Artist Pictures). We also compete with independent producers and distributors, including, among others, Lions Gate Entertainment, New Regency, Imagine Entertainment, Village Roadshow, Icon Productions, Jersey Films and Mandalay Pictures. Many of these companies have a variety of operations in addition to the production of motion pictures including television network libraries and cable channels which can provide a means of distributing their products and providing a stable source of revenues to offset fluctuations in the financial performance of their motion picture operations. We rely almost exclusively on our motion picture operations for our revenues.

The risks of competition exist in all stages of motion picture production and distribution.    Motion picture and television program acquisition, production and distribution are highly competitive businesses, and we cannot assure you that we will continue to compete effectively in these businesses. If we are unable to compete effectively, it will have an adverse effect on our business as a whole. In the production phase, competition will affect our ability to obtain the services of preferred performers and other creative personnel, including script writers and designers. We also compete with others for financing of production efforts. We will be competing with the producers of other films and programs in arranging for distribution in the domestic theatrical marketplace and in other markets and media and obtaining advertising space and time. In the distribution phase, competition will limit the availability of release dates and theaters required for the successful distribution of a film. A potential film or television series will be competing directly with other motion pictures and television series and indirectly with other forms of public entertainment. We will compete with numerous larger motion picture and television program production companies and distribution companies that have substantially greater resources, larger and more experienced production and distribution staff and established histories of successful production and distribution of motion pictures and television programs.

The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market.    The number of motion pictures released by our competitors, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theatre attendance is expected to be highest. If we release our films during peak release times, our potential revenues for a particular release may be reduced and we cannot guarantee that we can release our films during more advantageous times. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio's larger promotion campaign. Any such change could adversely impact a film's financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio's release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only 10 to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, results of operations and financial condition.

Technological advances may reduce our ability to exploit our motion pictures and television series.    The entertainment industry in general and the motion picture industry in particular continue to undergo significant technological developments, including video-on-demand. This rapid growth of technology combined with shifting consumer tastes could change how consumers view our motion pictures and television series. For example, an increase in video-on-demand could decrease home video rentals. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. We cannot predict how we will financially participate in the exploitation of our motion pictures and other programming through these emerging technologies or whether we have the right to do so for certain of our library titles. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations and financial condition.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our intellectual property rights are critically important to our business. We rely on a combination of copyright, trademark and trade secret laws, contract law, and other methods to protect our content, license rights, proprietary technology and information but there can be no assurance that such laws will provide sufficient protection to us. Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios and our efforts to protect our intellectual property may not be adequate. We also attempt to protect proprietary and intellectual property rights to our productions by licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We may also distribute our products in other countries in which there is only limited copyright or trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations and financial condition.

There also can be no assurance that third parties will not copy or otherwise obtain and use our content or other intellectual property rights without our authorization or that we will be able to continue to maintain rights to our intellectual property. The failure to protect our intellectual property rights may have a material adverse effect on our business, results of operations, and financial condition. Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation, regardless of the validity or the success of the claims, could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Finally, there can be no assurance that such actions will result in the successful protection of our rights.

Piracy of motion pictures, including digital and internet piracy, may reduce the gross receipts from the exploitation of our films.

Motion picture piracy is extensive in many parts of the world, including South America, Asia, the countries of the former Soviet Union and other former Eastern bloc countries. Additionally, as motion pictures begin to be digitally distributed using emerging technologies such as the internet and online services, piracy could become more prevalent, including in the U.S., because digital formats are easier to copy. As a result, users can download and distribute unauthorized copies of copyrighted motion pictures over the internet. In addition, there could be increased use of devices capable of making unauthorized copies of motion pictures. As long as pirated content is available to download digitally, many consumers may choose to download such pirated motion pictures rather than pay to view motion pictures. Piracy of our films may adversely impact the gross receipts received from the exploitation of these films, which could have a material adverse effect on our business, results of operations and financial condition. See also the discussion above under the caption "Government Regulation."

We rely upon key vendors and suppliers.

We currently have only a limited number of employees and we outsource almost all of our requirements such as production, post-production and distribution services to unaffiliated third parties. Therefore, we are reliant upon these third parties' successful execution of these critical services. To the extent that these providers fail to perform or are unable to meet unexpected requirements (such as rapid growth), substantial damage to our brand, reputation and future business prospects could result.

We have a limited operating history and unproven business model.

Due to the relatively early stage of our operations, it is difficult to evaluate the business and our prospects. Our revenue potential is unproven and the business model is evolving. TAG USA has only been in business since 1999 and has a limited operating history. Further, the scope of the business proposed by TAG is more extensive than our historical operations, including operating as a public company, and therefore encompass a great degree of execution risk. Accordingly, investors have only limited operating and financial information relating to our business to evaluate our performance and future prospects.

Our success depends on external factors in our industries.

Our success depends on the commercial success of motion pictures and television series, which is unpredictable.    Operating in the motion picture and television industries involves a substantial degree of risk. Each motion picture or television program is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures and programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures also depends upon the quality and acceptance of motion pictures that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations and financial condition.

In addition, because a motion picture's performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets. The failure to achieve any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Our distributors' failure to promote our films and programs may adversely affect our business.    The profitable distribution of a motion picture or television program depends in large part on the availability of one or more capable distributors who are able to arrange for appropriate advertising and promotion, proper release dates and bookings in first-run and other theaters. The decisions of our distributors regarding the timing of release and promotional support of our motion pictures and programs are important in determining their success. We do not control the timing and manner in which our licensed distributors distribute our motion pictures or programs. Any decision by those distributors not to distribute or promote one of our motion pictures or to promote our competitors' motion pictures, to a greater extent than they promote ours could have a material adverse effect on our business, results of operations and financial condition. Moreover, we cannot assure that profitable distribution arrangements will be obtained for our films or programs or that they can or will be distributed profitably. If we attempt to self-distribute our films (arrange for our own theater bookings and other releases), there is no assurance that theaters or other venues will be available to exhibit or sell the motion picture or that the agreements reached with such theaters would meet our pre-agreement expectations.

We could be adversely affected by strikes or other union job actions.    We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures and television programs. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures and television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures or programs which could have a material adverse effect on our business, results of operations and financial condition.

We will need to manage our growth.

We have a limited operating history and will to need expand our operations rapidly to implement our business plans. This growth has and will continue to place significant strain on our managerial, operational, financial, and other resources. To the extent that available resources are unable to meet demand, we may be required to make additional material investments in its infrastructure and personnel to do so.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to report our financial results timely and accurately.

Section 404 of the Sarbanes-Oxley Act requires management's ongoing review and evaluation of our internal controls, and will require management to report on our internal controls and our independent auditors to attest to the effectiveness of our internal controls. In connection with the merger of Power Marketing and TAG USA in November 2004, we have adopted certain measures in connection with our ongoing efforts to improve our control processes and corporate governance and intend to adopt and implement additional measures that may be required. These changes are required to effect the transition of our company from a privately-held corporation to a public company that files period reports under the Securities Exchange Act of 1934. As a private company, TAG USA was not required to adopt the types of internal control procedures that a public company must adopt and maintain. Accordingly, since the merger, we have begun implementing various measures to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. We are incurring, and will continue to incur, substantial additional expense and diversion of management's time as a result of performing the internal control systems evaluation, testing and remediation required in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

We intend to undertake a comprehensive effort to comply fully with these requirements. This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting. During this process, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation. As described in Item 8 of this Annual Report on Form 10-KSB, our former independent auditing firm, Grobstein, Horwath & Co, LLP, in its resignation letter to us, made statements indicating the existence of weaknesses in our internal control over financial reporting. Due to the ongoing improvement, evaluation and testing of our internal controls, there can be no assurance that any deficiencies identified may not be material weaknesses that we would be required to report. Readers should review this risk factor within the context of the discussion regarding our change of independent accountants and auditors in Item 8 of this Annual Report on Form 10-KSB.

If we are unable to conclude that our internal controls over financial reporting are effective, our ability to obtain additional financing on favorable terms and our access to capital markets could be materially and adversely affected, which could materially and adversely affect our business and financial condition. In addition, if we are unable to conclude our internal controls or disclosure controls are effective, current and potential stockholders could lose confidence in our financial reporting and our stock price could be negatively impacted.

We are dependent upon the continued employment of our founder.

For the foreseeable future, we will be largely dependent upon the personal efforts and abilities of our Chief Executive Officer, Steve Austin, to coordinate, implement and manage our business plans and programs. Our loss or unavailability of his services would likely have a material adverse affect on our business, operations and prospects. Although we are currently negotiating the terms of an employment agreement with Mr. Austin, we do not currently have an employment agreement with him and no assurances can be given that we will enter into an employment agreement with him. Therefore, Mr. Austin may terminate his relationship with us at any time with or without cause or prior notice. In the event Mr. Austin's employment with us ends, we may need to cease operation.

Mr. Austin has extensive control over us.

At the present time, our Chief Executive Officer, Steve Austin, owns more than 50% of our outstanding common stock. Mr. Austin is also currently our only executive officer and director. This position gives Mr. Austin extensive control over the company and the right to determine who will serve as our officers and directors in the future. Although we intend to constitute a Board of Directors with a majority of independent directors and hire other persons to serve in an executive capacity, readers should consider Mr. Austin's equity ownership in us and position of control in determining whether to invest in us. These factors should be considered in the context of our negotiation of an employment agreement with Mr. Austin. See "Employment Agreements."

Mr. Austin owns and controls certain limited partnerships which we may acquire.

Mr. Austin controls the entity which is the general partner of certain limited partnerships that we have proposed to acquire. Mr. Austin receives compensation from the limited partnerships for services he renders to each of them and may benefit from our consummation of the proposed acquisitions of the limited partnerships. This concentration of control in Mr. Austin must be considered in determining whether to invest in us. The limited partners have not currently agreed to be acquired by us and the terms of the acquisition are still being considered. There can be no assurance any acquisition will be completed. In such an event, we will have a continuing obligation to these limited partnerships.

The investors in the limited partnerships are entitled to recoup their investment before we receive meaningful earnings.

The feature films that we have produced to date, with one exception, were financed through the creation of limited partnerships with unaffiliated investors. Generally, these investors are entitled to be repaid the entire principal amount of their investments before we share in any profits derived from each of the films, other than the distribution fee TAG USA is entitled to before remitting the proceeds to the limited partnership entity. After the limited partners recoup their investment, profits, if any, are divided 60% to TAG USA and 40% to the limited partners. Earnings, therefore, may be insufficient to allow us to receive any distributions, and if we do receive a distribution, it be delayed for a significant period of time. We intend to finance future feature films through a combination of bank, equity or debt financing.

We have limited the liability of our directors.

Our certificate of incorporation includes provisions eliminating the personal liability of its directors, except for breach of a director's duty of loyalty to us or our shareholders, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, and in respect of any transaction in which a director receives an improper personal benefit. These provisions pertain only to breaches of duty by directors as such, and not in any other corporate capacity, e.g., as an officer. As a result of the inclusion of such provisions, neither we nor our shareholders may be able to recover monetary damages against directors for actions taken by them which are ultimately found to have constituted negligence or gross negligence, or which are ultimately found to have been in violation of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. If equitable remedies are found not to be available to shareholders in any particular case, shareholders may not have an effective remedy against the challenged conduct. We believe that, based upon recent developments in the market for directors' and officers' liability insurance, such provisions are necessary to attract and retain qualified individuals to serve as directors. In addition, such provisions will allow directors to perform their duties in good faith without concern for the application of monetary liability on a retroactive basis in the event that a court determines their conduct to have been negligent or grossly negligent. On the other hand, such provisions significantly limit the potential remedies available to us or a shareholder, and it is possible that the protection afforded by such provisions may reduce the level of diligence or care demonstrated by such directors.

Risks Related To Our Stock

Our common stock may be subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Shares of our common stock may be considered to be "penny stocks" as defined in the Exchange Act, which are stock that are traded in the over-the-counter market on the OTC Bulletin Board and have a price less than $5.00 per share, subject to certain exemptions. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of our common stock. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of common tock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the bid and offer price quotes for the penny stock and the number of shares to which the quoted prices apply; the brokerage firm's compensation for the trade and the compensation received by the individual salesperson for the trade. If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of shares of our common tock. In addition, certain state securities laws impose restrictions on transferring "penny stocks" and as a result, the ability of investors to sell their shares of common stock may be impaired.

We have not paid dividends and investors may not receive a return on an investment in our stock.

We anticipate that for the foreseeable future, earnings will be retained for the development of our business. Accordingly, we do not anticipate paying dividends on our common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of our Board of Directors and will depend on our general business condition.

There are outstanding a significant number of shares available for future sales under Rule 144.

As of April 14, 2005, there are 21,081,800 issued and outstanding shares of our common stock, all of which, except for approximately 2.1 million shares, may be deemed "restricted shares" and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. However, of the 2.1 million shares which are not restricted, approximately 1.2 million shares are subject to a lock-up agreement expiring November 22, 2005. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding common stock every three months. A person who is a "non-affiliate" of TAG and who has held restricted securities for over two years is not subject to the aforesaid volume limitations. Possible or actual sales of our common stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of our common stock in any market which may develop for such shares.

There are a significant number of outstanding options and warrants, the exercise of which may have a dilutive effect on the price of our common stock.

As of March 31, 2005, there were outstanding and immediately exercisable options to purchase 2,259,088 shares of common stock, at an average exercise price of $2.00 per share and warrants to purchase 3,230,888 shares of common stock exercisable at average price of approximately $0.71 per share. The exercise of these securities will cause dilution to our shareholders and the sale of the underlying common stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to it than the exercise terms provided by the outstanding options and warrants.

Our common stock has low trading volume and any sale of a significant number of shares is likely to depress the market price.

Our common stock is traded on the OTC Bulletin Board and the trading volume of our common stock has been limited. Because of this limited trading volume, shareholders may not be able to quickly sell any significant number of their shares even after an exemption becomes available, and any attempted sale of a large number of our shares will likely have an adverse impact on the price of our common stock. Because of the limited number of shares being traded, the per share price is subject to volatility and may continue to be subject to rapid price swings in the future.

The price of our common stock may be volatile, and a shareholder's investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price of our common stock, and this volatility may continue in the future. In addition, there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or on the Nasdaq Stock Market. This volatility may be caused by a variety of factors, including generally lower trading volume. In addition to events and circumstances beyond our control, the price of our common stock is likely to be subject to wide fluctuations in response to certain factors, including, but not limited to, the following:

•	quarter to quarter variations in results of operations;

•	announcements of new motion pictures;

•	competitors' announcements of new motion pictures;

•	general conditions in the entertainment industry;

•	litigation involving us; or

•	investor and customer perceptions and expectations regarding our motion pictures, plans and strategic position and those of our competitors and customers.

Additionally, the public stock markets experience extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons often unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We have authorized shares of undesignated preferred stock.

Our certificate of incorporation authorizes the issuance of up to 500,000 shares of "blank check" preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, no shares of preferred stock are issued and outstanding. The Board of Directors is empowered, however, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of TAG.

Item 2.    Description of Property.

We do not own any real property. We currently lease 5,000 square feet of office space in Beverly Hills for use as our main corporate offices for a base rent of $12,000.00 per month pursuant to a three year lease which commenced October 1, 2004. Our base rent will increase to $12,750 in year two and to $13,500 in year three. We also lease additional office space in La Jolla, California pursuant to a three year lease expiring in May 2005. Under this lease, we pay a base rent of $5,057 per month which increases annually at a rate of 4%. We also lease an industrial condominium of approximately 10,392 square feet for use as a production studio. The street address is 9615 Canoga Avenue, Chatsworth, CA 91311. The lease term is for three years (commencing on December 1, 2004) and the lease rental is currently $9,000 per month through the balance of the term.

Item 3.    Legal Proceedings.

We are not currently a party to any lawsuit or proceeding which, in the opinion of our management, is likely to have a material adverse effect on us, except as set forth below.

We were named in an administrative proceedings with the securities regulatory agency in the state of Texas regarding a private placement of limited partnership interests of Supercross the Movie, L.P. made to investors in that state by Supercross the Movie, L.P. On or about February 16, 2005, the

Texas Securities Bureau and counsel for TAG and Supercross agreed that Supercross the Movie, L.P. would undertake a rescission offer for the limited partnership interests of Supercross sold in Texas and to make all the required filings in that state. Counsel for Supercross is in the process of drafting the rescission offer to the investors in Texas who subscribed for Supercross, the Movie L.P. interests.

In the matter of Billy Star v. TAG Entertainment, Inc. and Steve Austin (Case No. BC038984), we entered into a Settlement Agreement and Mutual Release dated November 23, 2004. Pursuant to that agreement, Star and TAG agreed to a settlement of a pending litigation whereby we agreed to pay to Star an amount of $100,000 on December 1, 2004 and an additional amount of $50,000 on or before May 1, 2005. The initial payment of $100,000 was paid on our behalf by a third party, to whom we are indebted for such amount. In consideration of these payments, Star and TAG executed a mutual release of claims and Star agreed to surrender an aggregate of 33,033 shares of common stock of TAG of which he is the current holder. In addition, the parties will agree to dismiss all claims against one another related to this dispute.

An arbitration was filed on July 20, 2004; Philipson vs. Animal Partners, LP, et al, with the American Arbitration Association which named TAG USA as a respondent. The arbitration (the "Petition") allegedly arises out of the Petitioners' purchase of several units of the Animal Partners Limited Partnership (the "LP"). The allegation of the Petition is that "Respondents have never fully reported any financial information to the Petitioners". TAG USA has sent the matter to its legal counsel; however, TAG USA is neither a Limited Partner nor General Partner of the "LP". TAG USA's association with the "LP" is as distributor of the motion picture Miracle Dogs produced by the LP. The case was settled in March 2005 and TAG USA was released from any claims. In connection with this arrangement, however, TAG USA, intends to purchase the outstanding LP interests currently owned by the Philipsons for $200,000.

We are involved in various claims and other legal proceedings that arise from time to time in the ordinary course of business. We do not believe any of theses matters will have a material adverse affect on our financial position or results of operations. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have valid defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse affect on our financial position or results of operations in any particular period.

Item 4.    Submission of Matters to a Vote of Security Holders.

On November 22, 2004, the holders of 1,745,000 shares of our common stock, representing approximately 71% of our then outstanding shares of common stock, authorized, ratified and approved in all respects the Agreement and Plan of Reorganization dated October 4, 2004, by and among TAG USA, PMKT Subsidiary Corp., and Power Marketing, Inc., whereby TAG USA merged with and into PMKT Subsidiary and TAG USA was the surviving entity pursuant to the laws of the State of California and became our wholly-owned subsidiary, which contemporaneously changed its name to TAG Entertainment Corp. The approval by our shareholders also included the election of Steve Austin as the sole member of our Board of Directors. Further, the shareholders authorizing the merger and related transactions, approved the adoption, on a pre-merger, basis, of the 2004 Employee Stock Option Plan.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Our common stock trades on the Over-the Counter Bulletin Board, also called the OTCBB, under the trading symbol "TAGE.OB". On April 8, 2005, our common stock had bid and offer prices of $4.25 and $4.90, respectively. At December 30, 2004 our common stock had a closing price of $4.00 per share. Our certificate of incorporation authorizes 50,000,000 shares of common stock, par value $.001 per share and 500,000 shares of preferred stock, par value $.001 per share. As of March 31, 2005, we had 21,081,800 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

	High Bid	Low Bid

Fiscal 2005

March 31, 2005	$5.40	$1.60

Fiscal 2004

March 31, 2004*	$3.75	$1.55
June 30, 2004*	$4.20	$2.00
September 30, 2004*	$5.05	$2.75
December 31, 2004	$6.40	$3.00

Fiscal 2003

March 31, 2003*	No quotes	No quotes
June 30, 2003*	No quotes	No quotes
September 30, 2003*	$0.55	$0.50
December 31, 2003*	$3.25	$1.10

* Prices quoted are those of Power Marketing, Inc., the predecessor to TAG. See Business Description.

Number of Record Holders

The approximate number of record holders of our common stock as of March 31, 2005 was 304. Such number of record holders was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Dividend Policy

We have not paid any dividends upon our common stock since our inception, and do not expect to pay any dividends upon our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business.

Recent Sales of Unregistered Securities

Merger With TAG USA

In connection with the merger of TAG USA with Power Marketing, Inc., TAG USA common stockholders and warrant holders were issued an aggregate of 21,450,000 shares of common stock and warrants of Power Marketing in exchange for the shares of TAG USA common stock (and warrants) that they owned. In addition, an aggregate of 2,035,000 options of TAG USA were exchanged for options to purchase shares of our common stock at the exchange rate of 1.1101. The issuance of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2), and/or Regulation D. The security holders receiving our securities were all existing security holders of TAG USA.

In connection with the merger, we granted an aggregate of 300,000 shares of our common stock to Raymond J. Skiptunis pursuant to a consulting agreement between us for professional services rendered in connection with the consummation of the merger. This issuance was made pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

March Bridge Financing

On March 30, 2005, we entered into a Securities Purchase Agreement with Satellite Strategic Finance Associates, LLC and an affiliated investor under which we issued $1.0 million in aggregate principal amount of Senior Secured Notes and Warrants to purchase 500,000 shares of our common stock in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. We received gross proceeds of $1,000,000 which are intended to be used for the production and distribution of films, including acquisition of additional product and/or distribution assets and for general working capital. We also entered into a Registration Rights Agreement and a Security Agreement with the investors and TAG USA co-signed the Security Agreement and agreed to guaranty our obligations pursuant to the financing agreements.

The Notes mature on March 30, 2006 and are sooner payable in full in the event we consummate a subsequent financing event, with certain exceptions, or upon the occurrence of an event of default. We also have the right to prepay the Notes in whole or in part at any time. The aggregate principal amount of the Notes is $1,150,000 with a 15% yield funded as original issuance discount. No additional interest is payable unless an event of default occurs, in which event interest at the default interest rate of 12% shall accrue. Pursuant to the Security Agreement, we granted the investors a first priority lien on all of our assets, other than certain previously issued liens, in order to secure our obligations. The warrants are exercisable at $1.00 per share, subject to adjustment upon certain events, including as a result of our sale of equity securities at a price below the exercise price. The warrants are exercisable at any time on or before March 30, 2010.

The Securities Purchase Agreement requires the consent of holder of the Notes for certain actions, including incurring additional debt, granting certain liens and making certain restricted payments. Pursuant to the Registration Rights Agreement, we have agreed to file with the Securities and Exchange Commission a shelf registration statement covering the resale of the shares of our common stock issuable upon exercise of the warrants within 90 days of the closing date and to use our best efforts to have the registration statement declared effective by the Commission 120 days following the closing date, or in the event the Commission reviews the registration statement, 150 days following closing. We will be required to make certain payments to the warrant holders if these deadlines are not met or the shelf registration statement is otherwise unavailable for the resale of the securities.

Stock Repurchases

During 2004, we did not repurchase any shares of our common stock.

Transfer Agent

The transfer agent for our common stock is InterWest Transfer Agency, Salt Lake City, UT.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

Overview

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see "Item 1—Business—Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under "Item 1—Business—Risk Factors" and included in other portions of this report.

We are the parent corporation of TAG USA, a California corporation headquartered in Beverly Hills, California. TAG USA was incorporated in September 1999 and is engaged in the development, production and distribution of motion pictures and the management of studio facilities. We also acquire the copyrights and/or distribution rights to already completed films for media exhibition. In order to finance film production, we raise funds primarily through the establishment of single-purpose limited partnerships and through the sale of equity or debt securities. TAG USA serves as the sole general partner on the following four limited partnerships: Majestic Film Partners, LP, Majestic Film Partners II, LP, Majestic Film Partners III, LP and Majestic Film Partners IV, LP (Limited Partnerships). TAG USA is also the distributor of films produced by seven other limited partnerships as well as assists in facilitating the production and distribution of films produced by limited partnerships for which it receives an overhead and/or production fee. Five of these other limited partnerships have as their general partner an entity owned and controlled by Steve Austin, our Chief Executive Officer. We also seek to acquire rights to films produced by third parties and to date, have acquired distribution rights to five feature films. As described above, in March 2005, we entered into a letter of intent to acquire Myriad Pictures, Inc., an independent motion picture production and distribution company.

Our revenues are derived from motion picture distribution, which includes theatrical, home entertainment, television and international distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis. Our primary operating expenses include the following: direct operating expenses, which include amortization of production or acquisition costs, participation and residual expenses; distribution and marketing expenses, which primarily include the costs of theatrical "prints and advertising" and of video and DVD duplication and marketing; and general and administration expenses, which include salaries and other overhead.

Our independent auditors have included a "going concern" explanatory paragraph in their report to our financial statements for the year ended December 31, 2004, citing recurring losses and negative cash flows from operations. We have an immediate need for cash to fund our working capital requirements and business model objectives and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings.

We were formerly known as Power Marketing, Inc., which was originally incorporated under the laws of the State of Delaware on August 1, 1995. From 1996 through 2002, Power Marketing engaged in the business of marketing various consumer products. Power Marketing did not generate significant revenues and was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. On November 22, 2004, we consummated a merger with TAG USA in which TAG USA merged with a wholly-owned subsidiary that we established for the purposes of the transaction. As a result of the merger, TAG USA became a wholly owned subsidiary of Power Marketing and TAG USA common stockholders and warrant holders received approximately 21,450,000 shares of Power Marketing common stock (and warrants) in exchange for the shares of the TAG USA common stock (and warrants) that they owned. Shareholders of TAG USA owned approximately 90% of our outstanding shares of common stock immediately after the merger. In connection with the merger, we changed our corporate name to TAG Entertainment Corp., all of our then-current officers and directors resigned and Mr. Austin, who was the majority shareholder, Chief Executive Officer and sole director of TAG USA became our Chief Executive Officer, Chief Financial Officer and sole director. Due to the merger, our results of operations for the year ended December 31, 2004 are not directly comparable to our results in prior reporting periods.

The holders of approximately 1,122,000 shares of common stock of TAG USA that did not consent in writing to our acquisition of TAG USA are entitled to exercise appraisal rights under California Corporations Code. In the event such holders elect to exercise these rights, we would be required to purchase the shares of common stock of TAG USA held by them in lieu of issuing shares of our common stock at the exchange ratio applicable to the transaction.

Critical Accounting Policies

The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our audited consolidated financial statements.

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assts and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those and other estimates.

Reclassifications

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of TAG and of the Limited Partnerships which the Company is the sole general partner. The General Partner has the full and exclusive control of the management and operation of the business of each partnership. The Company in its capacity as General Partner participates in 1% of the losses of the limited partnerships but shares in 60% of any profits. All significant inter-company balances and transactions have been eliminated in consolidation.

Minority Interests

TAG consolidates four limited partnerships for which it is the sole general partner. The amount of minority interest represents the aggregate net limited partnership capital of each limited partnership along with a reduction of 99% of the losses incurred directly by the Limited Partnerships.

Revenue Recognition

Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SOP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company's participation in box office receipts.

Revenue from the sale of videocassettes and digital video disks ("DVDs") in the retail market is recognized on the "street date" when it is available for sale by the customer. Revenues from televisions licensing are recognized when the feature film or television program is available to the licensee for telecast. Revenues from sales to international territories are recognized when the feature film or television program is available to the distributor for exploitation and no conditions for delivery exist.

In its capacity as facilitator or producer of various films through limited partnerships set up for the sole purpose of financing the production of motion pictures, Steve Austin, has assigned to TAG his right to receive from each of the Partnerships a salary of $7,000 to $7,500 per month from pre-production to six months after post-production. TAG is also entitled to be reimbursed for reasonable and normal overhead and staffing costs related to its management services.

Rental revenue from short-term operating leases studio facilities is recognized over the term of the lease.

Cash payments received which may include minimum guarantees are recorded as deferred revenue until all conditions of revenue recognition have been met.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

Capitalized film costs

Capitalized film costs consist of investments in films which include the unamortized costs of completed films which have been produced by the Company or for which the Company has acquired distribution rights or film libraries.

For films produced by the Company, capitalized costs include all direct production and financing costs, and production overhead. For acquired films, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights.

Costs of acquiring and producing films and of acquired libraries are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed ten years following the date of acquisition.

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates.

Films in progress include the accumulated costs of production, which have not yet been completed by the Company.

Films in development include costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when abandoned, or three years from the date of the initial investment.

Advertising Expenses

The Company expenses advertising costs as incurred. During the years ended December 31, 2004 and 2003, the Company had $5,500 and $7,569, respectively for advertising costs.

Equipment

Equipment is carried at cost and is depreciated on the straight-line basis over their estimated useful lives of three to eight years. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any existing gain or loss is credited or charged to operations.

Depreciation expense was $47,772 and $26,895 in 2004 and 2003, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method and to furnish the pro-forma disclosures required by SFAS 123.

Valuation of the Company's Common Stock

Unless otherwise disclosed, all stock-based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes to estimate the fair market value.

Concentrations of Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and receivables. The Company invests its cash in banks with high credit ratings; however, certain account balances have been maintained at levels in excess of federally insured limits. The Company has not experienced a loss in such accounts.

The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company sub-distributes titles in both the domestic and international markets. The Company is typically paid an advance or minimum guarantee for these rights. Any overages (revenue in excess of the minimum guarantee) are reported to the Company 45 to 90 days after the reporting period. Because of the minimum guarantees and short reporting periods accounts receivables are minimized and outstanding balances are generally collected within 45 to 90 days.

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2004, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

Earnings per common share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options totaling 4,989,976 and 639,705 at December 31, 2004 and 2003, respectively as the effects would be anti-dilutive.

Results of Operations: Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue

Gross revenues for the year ended December 31, 2004 and 2003 were $2,059,440 and $1,121,090, respectively, an increase of $938,350 or 83.7%. The increase in revenues was principally attributable to the increase in film revenue along with a small increase in studio rental income. This revenue was recognized from the release of the film Retrievers into the video market in 2004 along with the delivery of 21 episodes of the Arizona Highway series to the distributor. No episodes of any series were delivered in 2003. Studio rental income was also approximately $180,000 higher in 2004, compared to $109,825 in 2003, because we were able to rent the facilities to third parties for eleven months in 2004 as opposed to only 6 months in 2003.

Expenses

Expenses for the year ended December 31, 2004 were $6,391,575 compared to $2,329,736, an increase of $4,061,839 or 174.3%. The increase in expenses is primarily attributed to the amortization of film costs representing an increase of $1,090,072, legal settlements of $590,000 and an increase in selling, general and administrative expenses of $2,326,265. The increase in amortization costs is directly related to the increase in film revenue as amortization of film costs matches film revenue recognition along with the partial write down of film costs in three of the limited partnerships that are consolidated in our financial statements. The legal settlements were paid with regard to our lease of certain studio facilities in 2004 and an investor claim.

Selling, general and administrative expenses for the year ended December 31, 2004 were $4,312,775 compared to $1,986,510 for the year ended December 31, 2003, an increase of $2,326,265 or 117.1%. The increase in Selling, general and administrative expenses is primarily due to an increase in consulting fees of $900,000, officers salary of $500,000, employee bonuses of $140,000, accounting fees of $343,000 and courier services of $128,000. Also, consulting fees consisted of $580,000 in stock issuance to various consultants for services rendered. Most of these expenses have increased as a result of engaging consultants, and other professionals to assist with the Company's management and financial advisory needs.

Minority Interest

The loss attributable to minority interest for the year ended December 31, 2004 and 2003 was $451,264 and (22,520), respectively, an increase of $473,874. The increase is primarily attributable to the partial write down of films costs in three of the limited partnerships that we consolidate in our financial statements. There were no corresponding write downs in the 2003.

Financial Condition, Liquidity, and Capital Resources: For the Year Ended December 31, 2004

Since inception, we have financed our operations primarily through the sale of equity securities. As of December 31, 2004 we had received a total of approximately $6,547,672 from public and private offerings of its equity securities.

As of December 31, 2004, we had minimal cash and cash equivalents as we were in the process of completing various financing arrangement. In March 2005, we completed a secured debt financing transaction which provided the company with cash of $1,000,000. We intend to use the funds for the production and distribution of films, including acquisition of additional product and/or distribution assets and for general working capital. The secured note matures March 30, 2006 and the principal amount of the note is $1,150,000 with a 15% yield funded as original issuance discount. We also granted the investor warrants to purchase a total of 500,000 shares of our common stock, exercisable at $1.00 per share, subject to adjustment upon certain events, including as a result of our sale of equity securities at a price below the exercise price. The warrants are exercisable at any time on or before March 30, 2010.

In January 2005, we commenced raising funds through a private placement offering under Rule 506, promulgated under the Securities Act of 1933. The offering is for a maximum of $5 million to be raised through the issuance of 1,666,666 shares of our common stock. As of March 31, 2005 approximately $60,000 had been deposited in escrow for the purchase of 20,000 shares from the offering. This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any of our securities, nor will there be any sale of these securities by us in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The securities being offered have not been registered under the Securities Act of 1933 and may not be sold or offered in the United States absent registration or an applicable exemption from the registration requirements. This disclosure is being issued pursuant to and in accordance with Rule 135c under the Securities Act of 1933.

Net cash used for operating activities for the year ended December 31, 2004 was $903,744 which primarily consisted of: a net loss of $4,322,293 along with film investments of $1,005,976. This was partially offset by the issuance of $1,070,000 of our stock to pay for various services and legal costs thereby preserving our cash position along with a $1,237,571 increase in amounts payable to affiliated limited partnerships. Also offsetting the net loss was $1,264,912 in film amortization costs which includes cash disbursements in prior years.

Net cash used for operating activities for the year ended December 31, 2003 was $157,913 which primarily consisted of: a net loss of $1,102,359 along with film investments of $386,846. The use of cash was partially offset by increases in accounts payable of $300,103 and accounts payable – affiliated partnerships of $453,130 along with the increase in deferred income of $150,500.

Net cash used in investing activities for fiscal year 2004 was $162,121, compared to $11,413 in fiscal year 2003. The increase is primarily due to leasehold improvements to our new offices in Beverly Hills. We moved to the new location at the end of September 2004.

Net cash provided by financing activities for fiscal year 2004 was $404,621 which primarily consisted of the completion of the October 2003 private placement. We received a total of $470,038 from the private placement which was offset by $219,355 in offering costs. We also received $93,750 in proceeds to finance the production of a film along with $141,250 from the exercise of stock warrants.

The net cash provided by financing activities in 2003 was $693,232 which was a result of the initiation of the private placement in October 2003. We received $777,250 during 2003 from the private placement along with another $150,000 from the exercise of stock warrants and $97,500 in proceeds to finance the production of a film. The cash inflow was partially offset by $168,066 in capital payments along with $125,000 in refunds to various limited partners.

Cash Requirements and Need for Additional Funds

We have an immediate need for cash to fund our working capital requirements and business model objectives. In accordance with our prepared expansion plan, it is the opinion of management that approximately $4.0 million will be required to cover operating expenses, including, but not limited to, marketing, sales, film productions, and operations during the next twelve months. We intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than projected, we will need to raise a greater amount of funds than currently expected.

TAG USA entered into a consulting agreement with an investment/strategic advisory firm on September 1, 2004. The agreement calls for the investment advisor to assist the Company in devising financial and marketing strategies, and also to assist us in raising funds on a non-exclusive basis through the offering of debt and/or equity securities. We will pay the investment advisor the amount of $10,000 per month, plus expenses that we approve, and have issued 666,667 warrants. The agreement contains confidentiality and non-competition provisions. The term of the agreement is 12 months and can be terminated by either party on 90 days notice in writing.

We expect to work with the investment advisory group as well as other contacts in the investment banking community in an effort to raise the required capital as mentioned above.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements, except as described herein. Except as described herein, we do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

We have incurred debt to both consolidated and unconsolidated partnerships in the aggregate amount of $1,870,896 as of December 31, 2004, which we incurred due to our borrowing of funds to meet our operating cash flow needs. We have also used cash of one affiliated partnership to meet the cash flow needs of other affiliated partnerships. Cash transfers were made between and among us and both consolidated and unconsolidated partnerships. The receivable and payable balances among affiliated entities on December 31, 2004 and the amounts due (to) or from affiliated partnerships consist are as follows:

Desert Rock Corp./Majestic Film Partners LP	3,988
Santa Trap, LLC	(39,169)
Animal Partners, LP	(530,040)
Family Film Partners VII, LP	110,232
Cinderella, LP	142,245
Fairy Tale Partners III, LP	(1,828,583)
Family Film Partners, VIII, LP	(2,920)
Tag Studios No. 1, LP	3,312,295
Ghost Town, LP	(645,707)
American Black Beauty, LP	(109,078)
Red Riding Hood, LLC	1,118,534
Motocross Kids, LP	(1,262,045)
Funny Money the Movie, LP	(89,229)
Down Town the Movie, LP	423,400
Supercross the Movie, LP	(2,350,627)
Austin Family Entertainment, LLC	(6,725)
Steve Austin Productions, LLC	(117,467)

Total	(1,870,896)

TAG USA, in its capacity as general partner and distributor of various films produced by the limited partnerships is allowed to charge monthly overhead and production fees which get recorded to and against related party transactions. We also plan on making a formal purchase offer to the various partnerships in return for shares of our stock, which if consummated, would eliminate any current and future outstanding balances owed to the partnerships. We have recorded interest on amounts borrowed from related entities at the prime leading rate which was 5% and 4% at December 31, 2004 and 2003 respectively.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2004, we were not aware of any obligations under such indemnification agreements that would require material payments.

Recent Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on the Company's financial statements.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Item 7.    Financial Statements.

Our audited financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 follow Item 14 of this Annual Report on Form 10-KSB, beginning at page F-1.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Engagement of Grobstein Horwath & Co., LLP

(i) On January 17, 2005, we dismissed Pritchett, Siler & Hardy, P.C. as our independent public accountants. The reports of Pritchett, Siler & Hardy on our financial statements for each of the past two fiscal years, the fiscal years ended December 31, 2003 and 2002, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Pritchett, Siler & Hardy on our financial statements for each of the fiscal years ended December 31, 2003 and 2002 contained an explanatory paragraph as to our ability to continue as a going concern. The decision to dismiss Pritchett, Siler & Hardy was made and approved by Steve Austin, sole director of the Company on January 17, 2005.

(ii) During our two most recent fiscal years and through the date of our Report on Form 8-K announcing the dismissal of Pritchett, Siler & Hardy, we had no disagreements with Pritchett, Siler & Hardy on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Pritchett, Siler & Hardy would have caused it to make reference to the subject matter of the disagreement in its report on our financial statements for such years. During our two most recent fiscal years and through the date of our Report on Form 8-K, we had no reportable events as defined in Item 304(a) (1)(iv) of Regulation S-B. Pritchett, Siler & Hardy provided us with a letter addressed to the Commission stating its agreement with the above statements.

(iii) Effective January 17, 2005, we engaged Grobstein, Horwath & Company LLP as our new independent public accountants to audit our financial statements for the fiscal year ended December 31, 2004. Grobstein was engaged by TAG USA with respect to its consolidated financial statements for the fiscal year ended December 31, 2003. TAG USA was a private company that we acquired in a merger consummated on November 22, 2004, and is deemed to be the accounting acquirer for financial statement reporting purposes. Prior to the engagement of Grobstein, we had not consulted with Grobstein during our two most recent fiscal years and through the date of this report in any matter regarding: (A) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither was a written report provided to us nor was oral advice provided that Grobstein concluded was an important factor that we considered in reaching a decision as to the accounting, auditing or financial reporting issue, or (B) the subject of either a disagreement or a reportable event defined in Item 304(a)(1)(iv) of Regulation S-B.

Resignation of Grobstein, Horwath & Co., LLP

(i) We filed a Form 8-K with the Securities and Exchange Commission on February 16, 2005 disclosing that on February 9, 2005, we received a letter from our independent public accountants, Grobstein, Horwath & Company, LLP advising us that they resigned, effective immediately, as our independent accountants and auditors and that it would not provide audit services to us in connection with the audit of our 2004 fiscal year.

(ii) Grobstein did not report on our consolidated financial statements for any fiscal year. We initially engaged Grobstein on January 17, 2005. However, on March 20, 2003, TAG USA retained Grobstein to perform specific accounting and tax services. The nature and scope of the services included: (1) review and analysis of the condition of their existing accounting records and financial data including previously filed tax returns, financial records, and legal agreements, (2) assistance in summarizing and recording transactions as well as review its policies and procedures for recording transactions and producing financial statements; and (3) assisting their management in producing a complete set of accounting books and records which will reflect its history from inception. Further, on June 21, 2004, TAG USA expanded the nature and scope of the services that Grobstein provided to include audit services.

(iii) Grobstein's resignation was an independent decision and our Board neither recommended nor approved such event.

(iv)(A) During the period of Grobstein's engagement, there were no disagreements with Grobstein on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grobstein's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements.

(iv)(B) As discussed below, in a letter dated January 28, 2005, Grobstein advised us that the scope of the audit that it had been conducting during the period of its engagement would need to be expanded significantly in order to determine if Grobstein would be able to render an opinion on the consolidated financial statements of TAG USA for the periods through December 31, 2003. Grobstein's January 28, 2005 letter was sent after its receipt of certain documents (including minutes of a meeting of TAG USA's board from September 26, 2001) that were delivered to Grobstein on or about January 20, 2005 by a consultant to us that was retained to provide financial and accounting services equivalent to the services customarily provided by a company's chief financial officer. The minutes described the allegations set forth in paragraph (iv)(C) below. The Board's consideration of these allegations and the subsequent temporary resignation of TAG USA's Chief Executive Officer were not previously communicated to Grobstein by management or the consultant, contrary to representations that all minutes had been produced. In its letter dated February 9, 2005 to us, Grobstein stated that it reached the conclusion that it was unwilling to rely on management's representations.

(iv)(C) The subject matter of Grobstein's statements identified in Paragraph (iv)(B) above are described herein. As stated above, under cover of a letter dated January 28, 2005, Grobstein advised us that on January 20, 2005, it received copies of minutes of a meeting of the Board of Directors of TAG USA dated September 26, 2001, after having been previously advised that all minutes were previously produced. Grobstein expressed its concern that the minutes were not previously disclosed in light of the subject matter of such minutes. The minutes from September 26, 2001 discussed allegations concerning TAG USA's lack of corporate formalities between the corporation and certain affiliated limited partnerships; inadequate financial controls; irregularities by its Chief Executive Officer in the disposition of corporate and partnership assets and financial resources by making undocumented expense reimbursements; failure of the Chief Executive Officer to properly disclose insider and related party transactions and other matters; and the disregard of directions of the Board concerning its operations. These events led to the temporary resignation of TAG USA's Chief Executive Officer from the Board of Directors and such office. Subsequently, the Board approved an action plan by the Chief Executive Officer that resulted in the reinstatement of the Chief Executive Officer. The original members of the Board resigned after the approval of the action plan. Subsequently, TAG USA engaged additional accounting professionals, including Grobstein and other firms, to remediate the inadequate financial controls and documentation. In addition, upon the advice of Grobstein, the Chief Executive Officer agreed to take responsibility for and treat the undocumented expense reimbursements as loans made to him by the company and/or its affiliated limited partnerships and to repay those amounts by surrendering shares of common stock of TAG that he owned to those entities.

Grobstein also expressed concern that the failure to document expenditures and the transfer of funds between the corporation and its affiliated limited partnerships continued during the 2003 audit period. It stated that such events has caused it to believe that it needed to expand the scope of its audit and perform additional procedures to determine if it is able to render an opinion on the consolidated financial statements of TAG USA for periods through December 31, 2003, and to continue its engagement with us. Grobstein stated that this late disclosure of the minutes from September 2001 also raised the question of whether it can rely on the representations of our management. Grobstein concluded its January 28, 2005 letter by identifying a series of actions it requested that we take in order for Grobstein to continue with its audit procedures and to issue a report on our financial statements.

Upon our receipt of Grobstein's January 28, 2005 letter, we advised Grobstein that we believed that our financial consultant had supplied Grobstein with all necessary documents and information, delivered a detailed written response dated February 1, 2005 to Grobstein in response to the issues raised in Grobstein's January 28, 2005 letter and held a meeting on February 3, 2005 to discuss the matters raised therein in order to reach an agreement on an action plan. On February 4, 2005, we provided Grobstein with a detailed action plan in response to the meeting and provided supplemental information on February 7, 2005. Notwithstanding our discussion and correspondence subsequent to January 28, 2005, in a letter dated February 9, 2005, Grobstein advised us of its decision to resign as our accountants and auditors. Grobstein based its decision to resign on its belief that it was unable to rely on management's representations due to the matters discussed above.

We have established, and will continue to establish, new policies and procedures designed to improve the reliability and reporting of operational and financial information. In recent months, prior to the January 28, 2005 letter from Grobstein, we had hired additional accounting staff and worked diligently with its counsel to improve its internal financial controls and adherence to corporate formalities. We are committed to improving its internal controls, and is reevaluating systems and personnel with a view toward implementation of all appropriate corrective action.

(iv)(D) Upon our receipt of Grobstein's January 28, 2005 letter, we arranged a meeting between Grobstein and our Chief Executive Officer/Chairman of the Board (and sole director) to discuss the matters raised therein. Our sole director did not meet with Grobstein to discuss the matters raised in its February 9, 2005 letter.

(iv)(E) We have authorized Grobstein to respond fully to the inquiries of the TAG's successor accountant.

On February 24, 2005 we filed an Amendment to Current Report on Form 8-K of February 16, 2005 to include the letter we requested from Grobstein in accordance with Item 304(a)(3) of Regulation S-B and to respond to certain of the statements made by Grobstein in their letter.

Engagement of AJ. Robbins PC

(i) Effective February 24, 2005, we engaged AJ. Robbins, PC ("AJRPC") as our new independent public accountants to audit our financial statements for the fiscal year ending December 31, 2004.

(ii) Prior to the engagement of AJRPC, we had not consulted with AJRPC during our two most recent fiscal years and through the date of this report in any matter regarding: (A) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither was a written report provided to us nor was oral advice provided that AJRPC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (B) the subject of either a disagreement or a reportable event defined in Item 304(a)(1)(iv) of Regulation S-B.

Although we did not consult with AJRPC on the reportable events and/or disagreements described in the Report on Form 8-K disclosing the resignation of Grobstein, in connection with our potential engagement of AJRPC, we did discuss the nature of those matters with them.

Item 8A.    Controls and Procedures.

Disclosure Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and

Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004.

Internal Controls

In connection with the merger of Power Marketing and TAG USA in November 2004, our management has adopted and implemented numerous measures in connection with our ongoing efforts to improve our control processes and corporate governance. These changes are required to effect the transition of our company from a privately-held corporation to a public company that files period reports under the Securities Exchange Act of 1934, as amended. As a private company, TAG USA was not required to adopt the types of internal control procedures that a public company must adopt and maintain. Accordingly, since the merger, we have taken numerous steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. These measures included the following:

•	We have determined to increase the membership of our board of directors to provide that a majority of our directors are independent directors, as such term is defined in the Marketplace Rules of the Nasdaq Stock Market, and to ensure that at least one of such persons will qualify as an "Audit Committee Financial Expert."

•	We have determined to hire an individual to serve as our Chief Financial Officer on a full-time basis.

•	We have formalized a Code of Ethics and Business Conduct. Our Code of Ethics is designed to promote ethical conduct and full, fair and accurate disclosure in our periodic reports. We have re-emphasized to our finance and accounting personnel the importance of these requirements.

•	We have recruited new personnel to our finance organization who have expertise in financial controls and reporting, including a corporate controller, and made other changes in finance personnel to improve the overall quality and level of experience of our finance organization globally.

•	We have reorganized our finance and general and administrative functions to improve financial oversight.

•	We have made changes in our organizational structure to provide a clearer segregation of responsibilities in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support our quarterly and annual financial statements.

•	We have adopted and implemented standard financial policies and procedures on a comprehensive basis. These policies provide finance and accounting guidance and include process documentation designed to ensure consistent application of our policies and procedures.

We continue to implement additional measures in response to specific accounting and reporting weaknesses, including personnel and organizational changes to improve supervision and increased training for finance and accounting personnel. We will continue to develop new policies and procedures and educate and train our employees on our existing policies and procedures in our effort to constantly improve our internal controls and control environment.

Except for the improvements described above, there have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B.    Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table summarizes the name, age, title and business experience for the past five years of each of our current directors and executive officers. Directors are elected annually by our stockholders and hold office until their successors are elected and qualified, or until their earlier resignation or removal. Our Board of Directors currently consists of one member, Steve Austin. Officers are elected by and serve at the discretion of the Board of Directors. They hold office until their successors are chosen and qualified, or until they resign or have been removed from office:

Our sole officer and director is as follows:

Name	Age	Executive Position Held
Steve Austin	47	Chairman, Chief Executive Officer and Chief Financial Officer

Mr. Austin's principal occupation and business experience for at least the past five years is as follows:

Steve Austin has been our Chairman, Chief Executive Officer and Chief Financial Officer since our inception. Mr. Austin has over 25 years of experience in the entertainment industry. Mr. Austin has an extensive and distinguished career in all aspects of the film and television industry including experience as an actor, personal manager, director, producer and company executive. He starred in the best-selling video series "Daddy and Me" distributed by Artisan Entertainment. He managed his daughter Alana Austin's career for over ten years and negotiated deals for her that included staring roles in: A Simple Twist of Fate for Disney starring Steve Martin, North for Castle Rock directed by Rob Reiner, a recurring role in the television series Ink with Tony Danza and Sister Sister for Warner Bros. Mr. Austin directed the feature film Route 66, and has produced and independently financed the following films: Dumb Luck, No Place Like Home, Castle Rock,The Retrievers, The Santa Trap and Red Riding Hood. Mr. Austin founded TAG Entertainment, Inc. in 1999 as a company focused on developing, creating, distributing and marketing family entertainment.

Significant Consultant

Raymond J. Skiptunis

Raymond J. Skiptunis, 62, is expected to join TAG on a full-time basis as its Chief Operating Officer and Interim Chief Financial Officer during the fiscal quarter ended June 30, 2005. Mr. Skiptunis is currently providing management services to TAG on a consulting basis. Mr. Skiptunis has extensive experience as a senior executive and board member for both private and public companies. From 2002 to 2004, Mr. Skiptunis served as a consultant and the interim Chief Financial Officer and Chief Executive Office of Power Efficiency Corporation. Prior to that, Mr. Skiptunis worked at SR Capital Partners, a business consulting firm, from 1996 to 2002. Mr. Skiptunis also served as the Chief Executive Officer and Vice Chairman of TeamStaff, Inc. from 1990 to 1996 a publicly held professional employer organization; the Chief Executive Officer of Venray Management Corp. from 1983 to 1990 a venture capital and financial consulting firm; the Chief Financial Officer, Vice President and Board member of Biosearch Medical Products, Inc. from 1978 to 1983; and was engaged in private practice as an accountant.

Meetings of Directors; Committees of the Board; Audit Committee Financial Expert

Mr. Steve Austin is currently the only member of our Board of Directors. Actions of the Board are taken from time to time and documented as appropriate. Due to the fact we currently have one Board member, we have not formally constituted any Board committees, including an audit committee. Mr. Austin does not qualify as a "financial expert" as defined in Item 401 under

Regulation S-B of the Securities Act of 1933. In connection with our transition to being a reporting company we are actively seeking to expand our Board membership to include a majority of independent directors, including at least one person that satisfies the definition of "financial expert."

Compliance with Section 16(a) of the Securities Exchange Act

As we are registered under Section 15(d) of the Exchange Act, we are not subject to the reporting obligations of Section 16(a).

Code of Ethics

We adopted a new Code of Ethics for our employees and management, including our Chief Financial Officer and Chief Executive Officer as of April 4, 2005. Our Code of Ethics is filed as Exhibit 14 to this Report on Form 10-KSB.

Item 10.    Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by us during the years ended December 31, 2004, 2003 and 2002 to each of our named executive officers.

							Long Term Compensation Awards
Name and Principal Position	Fiscal Year		Salary	Bonus	Other Annual Compensation		Restricted Stock Award(s)	No. of Securities Underlying Options/ SARs
Steve Austin, Chief Executive Officer and Chairman of the Board of Directors	2004	*	$500,000	$0	0	(1)	0	1,665,176	(2)

(1)	Mr. Austin also received a total of $95,000 as a fee for services rendered to an unconsolidated limited partnership during the fiscal year ended December 31, 2004.

(2)	Original grant of 1,500,000 options were exchanged for 1,665,176 options in connection with our acquisition of TAG USA in accordance with the exchange ratio agreed to in the acquisition agreement.

*	TAG USA was acquired by Power Marketing on November 22, 2004. Accordingly, the only period during which Mr. Austin was employed by us is for the year ended December 31, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information with respect to the named executive officers concerning options granted during the year ended December 31, 2004. No Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year.

Name (a)	Number of Securities Underlying Option/SARs Granted (#) (b)		Percent of Total Option/ SARs Granted To Employees In Fiscal Year (c) (1)	Exercise of Base Price (S/Sh) (d)	Expiration Date (c)
Steve Austin	1,665,176	(1)	74%	$2.00	9/1/11

(1)	Original grant of 1,500,000 options were exchanged for 1,665,176 options in connection with our acquisition of TAG USA in accordance with the exchange ratio agreed to in the acquisition agreement.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

The following table sets forth information related to the stock options held by Mr. Austin and information related to the fiscal year-end value of unexercised stock options held by our named executive officers. We have not issued any stock appreciation rights.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options as of December 31, 2004 Exercisable/Unexercisable	Value of Unexercised In-the- Money Options at December 31, 2004 (2) Exercisable/Unexercisable
Steve Austin	0	N/A	1,665,176/0 (1)	$3,330,352/0

(1)	Original grant of 1,500,000 options were exchanged for 1,665,176 options in connection with our acquisition of TAG USA in accordance with the exchange ratio agreed to in the acquisition agreement.

(2)	Based upon the closing price ($4.00 per share) of our common stock on December 31, 2004 less the exercise price for the aggregate number of shares subject to the options.

Compensation of Directors

We do not pay Mr. Austin any additional compensation for his service on our Board of Directors. In connection with our decision to expand our Board to include independent directors, we intend to compensate such persons for their service on our board and reimburse them for related expenses. Further, we also intend to adopt an option plan which will provide for the non-discretionary grant of stock options to independent members of our Board of Directors. It is expected that the plan will provide for an initial grant of 25,000 options to such persons upon joining our Board and for annual grants of up to 10,000 options for each year of service on our Board.

Employment, Severance and Change of Control Agreements

We currently do not have employment or other agreements with Steve Austin, who is our sole full-time employee. Mr. Austin is currently negotiating the terms of an employment agreement with us, pursuant to which he would be entitled to a base salary of $300,000.00 per year with annual increases made on the anniversary date, plus performance bonuses equal to 50% of all producer fees received by us. No assurances can be given the we will be able to agree on all of the terms of an employment agreement with Mr. Austin and the completion of this arrangement is subject to further negotiations of the terms and conditions of employment.

Incentive Stock Option Plan

In November 2004, we adopted the 2004 Employee Stock Option Plan, which provides for the grant of options to purchase up to 3,000,000 shares of our common stock by our employees, registered representatives and consultants. Under the terms of the Incentive Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment under Section 422 of the Internal Revenue Code, or options which do not so qualify.

The Plan is administered by our Board of Directors which has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be Incentive Stock Options or Non-Incentive Stock Options; the periods during which each option will be exercisable; and the number of shares subject to each option. The Board has full authority to interpret the Incentive Plan and to establish and amend rules and regulations relating thereto.

Under the Incentive Plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the common stock on the date the option is granted. However, in the event an option designated as an Incentive Stock Option is granted to a ten percent stockholder such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-Incentive Stock Options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as Incentive Stock Options which become exercisable in any calendar year may not exceed $100,000. Unless sooner terminated, the 2004 Plan will expire in 2014.

Effective as of the date of this Annual Report, since the adoption of the 2004 Plan, we have issued 2,259,088 options which have not been exercised or cancelled.

Item 11.    Security Ownership

The following table sets forth the beneficial ownership of our Common Stock as of March 31, 2005, by (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of its common stock. Shares of Common Stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. Unless otherwise stated, the address of each person in the table is 9916 South Santa Monica Boulevard, 1st Floor, Beverly Hills, CA 90212.

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership		Percentage of Class (#)
Common	Steve Austin	13,885,111	(1)	61%

Common	All directors and executive officers as a group (1 person) (1)	13,885,111	(1)	61%

#	Percentages are based on 21,081,800 shares issued and outstanding as of March 31, 2005.

1.	After giving effect to the surrender of 777,507 shares of our common stock by Mr. Austin to us in connection with a transaction to cancel certain indebtedness. Includes vested options to purchase 1,665,176 shares of common stock, which were issued in exchange for cancellation of 1,500,000 options in connection with our acquisition of TAG USA in accordance with the exchange ratio agreed to in the acquisition agreement.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2004, which consists of our 2004 Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Stockholders	2,259,088	$2.00	740,912
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	2,259,088	$2.00	740,912

Item 12.    Certain Relationships and Related Transactions.

For information concerning employment agreements with, and compensation of, our executive officers and directors, see the disclosure in the section of this Annual Report on Form 10-KSB captioned "Executive Compensation."

In connection with the merger transaction between TAG USA and Power Marketing, debt owed by Mr. Austin in the amount of approximately $3.1 million (including accrued interest to the date of repayment) to TAG USA was repaid by Mr. Austin through the surrender of 777,507 shares of our common stock back to us. This debt was incurred prior to the acquisition while TAG USA was privately held. We intend to retire a portion of the shares and to distribute some of the shares to other entities affiliated with Mr. Austin which are owed money by TAG USA.

In addition and not in lieu of Mr. Austin's salary from us, he is entitled to receive compensation in the form of fees resulting from both his production of motion pictures and other entertainment products created for us and also fees arising by reason of Mr. Austin (or entities controlled and wholly owned by Mr. Austin, such as Austin Family Entertainment, Inc. ("AFE") or Steve Austin Productions, Inc. ("SAP") serving as the general partner of entities which have an interest in motion pictures previously produced by or in association with us). Production fees will vary from picture to picture, but shall not exceed 10% of the production budget of any film. Mr. Austin will entitled to a share (to be determined on a picture by picture basis) of such fees, along with others acting in a similar capacity.

Steve Austin, SAP and AFE collectively have assigned to TAG USA their right to receive from certain limited partnerships payments due to them for the period commencing January 1, 2001 and terminating December 31, 2004. Either SAP or AFE serves as the general partner of the relevant limited partnership. The payments assigned by Mr. Austin and his affiliated entities consist of producer fees, overhead and staffing reimbursement and salary payments. The payments were due from the limited partnerships in connection with the development of feature films by SAP and AFE on behalf of the limited partnerships.

We are authorized to and expect that we will enter into production service agreements with Mr. Austin, AFE or SAP on a "loan-out" basis in connection with the motion pictures that we produce. Similar agreements may be entered into with other producers who may or may not be employed by us. Management fees are as set in the financings of the various motion pictures previously produced by us. We intend that similar arrangements will obtain in regard to all further pictures we produce.

Steve Austin has agreed to guarantee an obligation of ours to a third party consultant retained by TAG USA in October 2004, in which TAG USA agreed to guarantee a payment of $1 million on the sale of shares of common stock issuable upon exercise of a warrant by this consultant. We issued a warrant to this consultant to purchase 200,000 shares of common stock, exercisable at $.05 per share. Mr. Austin will be personally liable to us in the event we are required to make a payment to this consultant.

During the 2004 fiscal year, Steve Austin, through an entity named TAG Studios, Inc., received fees of $95,000 in connection with providing managerial services to the limited partnership Supercross the Movie, L.P. in connection with the production of the motion picture "Supercross".

In October 2003, TAG USA and Steve Austin commenced a private placement offering of up to $5 million through the sale of shares of common stock of TAG USA at a price of $2 per share. The shares offered were owned equally by both TAG USA and Mr. Austin and TAG USA and Mr. Austin each received 50% of the proceeds.

Mr. Raymond Skiptunis presently provides services to us pursuant to a consulting agreement pursuant to which he is paid a monthly consulting fee of $20,000, was issued warrants to purchase 200,000 shares of our common stock exercisable at $0.20 per share and was issued options to purchase 200,000 shares of common stock exercisable at $2.00 per share, of which 100,000 were vested on the date of grant and 100,000 will vest six months from the date of grant. In addition, Mr. Skiptunis received an aggregate of 300,000 shares of our common stock in connection with our merger with TAG USA.

Item 13.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. §230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization among Power Marketing, Inc., PMKT Subsidiary Corp. and TAG Entertainment, Inc., dated October 14, 2004 (Previously filed as Exhibit 2 to Current Report on Form 8-K dated October 18, 2004).

2.2	Amendment No. 1 To Agreement and Plan of Reorganization dated October 29, 2004 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K dated November 29, 2004).

3.1	Articles of Incorporation (Previously filed as Exhibit 3.1 to Registration Statement on Form SB-2, dated February 4, 2000).

3.2	Amendment to Certificate of Incorporation (Previously filed as Exhibit 3.1 to Current Report on Form 8-K dated November 29, 2004).

3.3	By-laws (Previously filed as Exhibit 3.2 to Registration Statement on Form SB-2, dated February 4, 2000).

4.1	Form of Common Stock Certificate (Previously filed as Exhibit 4.1 to Registration Statement on Form SB-2, dated February 4, 2000).

4.2	Form of Secured Note Issued by TAG Entertainment Corp., dated March 30, 2005 (Previously filed as exhibit 4.1 to Current Report on Form 8-K filed April 4, 2005).

4.3	Form of Warrant Issued by TAG Entertainment Corp., dated March 30, 2005 (Previously filed as exhibit 4.2 to Current Report on Form 8-K filed April 4, 2005).

10.1	Form of Securities Purchase Agreement between TAG Entertainment Corp., and Investors, dated March 30, 20051(Previously filed as exhibit 10.1 to Current Report on Form 8-K filed April 4, 2005)

10.2	Form of Security Agreement between TAG Entertainment Corp., TAG Entertainment USA, Inc. and Investors, dated March 30, 2005 (Previously filed as exhibit 10.2 to Current Report on Form 8-K filed April 4, 2005).

10.3	Subsidiary Guarantee by TAG Entertainment USA, Inc., dated March 30, 2005 (Previously filed as exhibit 10.3 to Current Report on Form 8-K filed April 4, 2005).

10.4	Form of Registration Rights Agreement between TAG Entertainment Corp. and Investors, dated March 30, 2005 (Previously filed as exhibit 10.4 to Current Report on Form 8-K filed April 4, 2005)

10.5	Form of Secured $250,000 Note Issued by Myriad Pictures, Inc., dated March 30, 2005 (Previously filed as exhibit 10.1 to Current Report on Form 8-K filed April 5, 2005)

Exhibit Number		Description of Document

10.6	*	Lease Agreement between SM Holding LLC and TAG Entertainment for 9916 S. Santa Monica Boulevard, Beverly Hills.

10.7	*	Lease Agreement between Schofield Family Trust and TAG Entertainment Inc., (n/k/a TAG Entertainment USA, Inc.) for 9615 Canoga Avenue, Chatsworth, Los Angeles

10.8	*	Consulting Agreement between TAG Entertainment, Inc. and Raymond J. Skiptunis, as amended, dated August 16, 2004.

10.9	*	Assignment Agreement dated March 25, 2005, among Steve Austin, Steve Austin Productions, Inc., Austin Family Entertainment, Inc. and TAG Entertainment, Inc.

10.10	*	Guaranty Agreement between Steve Austin and TAG Entertainment Corp., dated March 23, 2005.

10.11	*	Form of Worldwide Distribution Agreement (Motion Picture and Television) between TAG Entertainment, Inc. and certain limited partnerships.

10.12	*	Form of Worldwide Distribution Agreement (Home Entertainment) between TAG Entertainment, Inc. and certain limited partnerships.

10.13	*	Advisory Agreement between TAG Entertainment, Inc. and Valeo Partners, LLC, dated as of September 1, 2004.

10.14	*	2004 Employee Stock Option Plan.

10.15	*	Form of Stock Option Award Pursuant to 2004 Employee Stock Option Plan.

14.1	*	Code of Ethics

16.1		Letter from Pritchett, Siler & Hardy to TAG Entertainment Corp (formerly Power Marketing, Inc.) (Previously filed as exhibit 16.1 to Current Report on Form 8-K filed January 21, 2005)

16.2		Letter from Pritchett, Siler & Hardy to TAG Entertainment Corp (formerly Power Marketing, Inc.) (Previously filed as exhibit 16.1 to Current Report on Form 8-K/A filed January 28, 2005)

16.3		Letter from Grobstein, Horwath & Company LLP to TAG Entertainment Corp. (Previously filed as exhibit 16.1 to Current Report on Form 8-K filed February 24, 2005)

21.1	*	Subsidiaries of TAG Entertainment Corp.

31.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

During the quarter ended December 31, 2004 we filed the following reports on Form 8-K:

Date of Report	Item(s)	Description

October 18, 2004	8.01, 9.01	Announcement of execution of definition agreement of merger between Power Marketing, Inc. and TAG Entertainment, Inc. and attached press release regarding transaction.

October 20, 2004	8.01, 9.01	Amendment to Current Report on Form 8-K dated October 18, 2004

November 29, 2004	1.01, 2.01, 3.02, 5.01, and 5.03	Announcing closing of merger between Power Marketing, Inc. and TAG Entertainment, Inc., change of corporate name to TAG Entertainment Corp., change in officers and directors, issuance of securities in merger transaction, and related matters.

Item 14.    Principal Accountant Fees and Services.

We have selected AJ. Robbins PC, as our independent accountants for the current fiscal year. The audit services to be provided by AJ. Robbins PC consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The financial statements included with this Annual Report have been audited by AJ. Robbins PC. Our former accountants, Pritchett, Siler & Hardy, audited our 2003 financial statements and served as our independent accountants during the 2004 fiscal year. In January 2005, we replaced Pritchett, Siler & Hardy as our independent public accountants and engaged Grobstein, Horwath & Co. LLP. In February 2005, we retained AJ. Robbins PC as our independent public accountants to replace Grobstein, Horwath & Co.

The following table presents fees for professional audit services rendered by Pritchett, Siler & Hardy for the fiscal years ended December 31, 2004 and 2003 and fees billed for other services performed for the years ended December 31, 2004 and 2003. Fees for professional services by our independent auditors for the fiscal years 2004 and 2003 in each of the following categories are as follows:

	Fiscal Year Ended December 31, 2004	Fiscal Year Ended December 31, 2003
Audit Fees (1)	$3,890	$3,950
Audit-Related Fees (2)	0	0
Tax Fees (3)	150	320
All Other Fees (4)	0	0
Total	$4,040	$4,270

(1)	Audit services consist of audit work performed in the preparation of financial statements for the fiscal year and for the review of financial statements included in Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent auditor can reasonably be expected to provide, including consents for registration statement flings and responding to SEC comment letters on annual and quarterly filings.

(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, agreed upon procedures report and accounting and regulatory consultations.

(3)	Tax services consist of all services performed by the independent auditor's tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

(4)	Other services consist of those service not captured in the other categories.

We have determined that the services provided by our independent auditors and the fees paid to them for such services has not compromised the independence of our independent auditors.

As our Board of Directors currently consists solely of Steve Austin, who also serves as our Chief Executive Officer, he has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. Our engagement of our independent accountants and auditors is approved by our Board of Directors acting as the audit committee.

TAG ENTERTAINMENT CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AJ. ROBBINS, PC
CERTIFIED PUBLIC ACCOUNTANTS
216 16TH STREET, SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TAG Entertainment Corp.
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of TAG Entertainment Corp. as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TAG Entertainment Corp. as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations, negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2004, that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

/s/ AJ. Robbins, PC Certified Public Accountants

Denver, Colorado
April 1, 2005

TAG ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS
Current Assets:
Cash	$23,357
Accounts receivable	531,385
Note receivable	5,000
Total current assets	559,742
CAPITALIZED FILM COSTS, net	2,053,591
INVESTMENTS IN LIMITED PARTNERSHIPS	687,500
EQUIPMENT, net	162,029
OTHER ASSETS	40,888
$3,503,750
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$827,744
Accounts payable to affiliated partnerships	1,870,896
Bank overdrafts	123,779
Deferred revenue	81,154
Notes payable	495,582
Deferred production funding	191,250
Residuals payable	51,379
Accrued salaries	370,657
Payroll tax payable	168,504
Total current liabilities	4,180,945
MINORITY INTEREST	2,337,791

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $.001 par value: 500,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value: 50,000,000 shares authorized, 21,062,213 shares issued and outstanding	21,062
Additional paid-in capital	3,166,529
Accumulated (deficit)	(6,202,577)
Total stockholders' equity (deficit)	(3,014,986)
$3,503,750

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2004	2003
REVENUE:
Film revenue	$1,095,455	$193,565
Management fees	405,000	487,500
Overhead fees	270,000	330,200
Studio rental income	288,985	109,825
Total revenue	2,059,440	1,121,090
OPERATING EXPENSES:
Amortization of film costs	1,264,912	174,840
Film distribution expenses and fees	48,212	16,265
Studio rent	175,676	152,121
Legal settlements	590,000	—
Selling, general and administrative expenses	4,312,775	1,986,510
Total Expenses	6,391,575	2,329,736
(LOSS) FROM OPERATIONS	(4,332,135)	(1,208,646)
OTHER INCOME:
Interest income	5,275	106,287
Other income	4,567	—
Total Other Income	9,842	106,287
NET (LOSS) BEFORE MINORITY INTEREST	(4,322,293)	(1,102,359)
MINORITY INTEREST	451,264	(22,520)
NET (LOSS)	$(3,871,029)	$(1,124,879)
NET (LOSS) PER COMMON SHARE-BASIC AND DILUTED	$(0.20)	$(0.07)
WEIGHTED AVERAGE SHARES-BASIC AND DILUTED	19,845,357	17,159,579

See accompanying notes to consolidated financial statements

TAG ENTERTAINMENT CORP ..

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)
	Shares	Amount			Total
Balance, December 31, 2002	17,119,432	$17,119	$1,692,675	$(1,173,337)	$536,457
Proceeds from private placements	52,064	52	45,348	—	45,400
Warrants exercised through cash consideration	166,515	167	149,833	—	150,000
Stock dividend paid to shareholders	2,775	3	2,497	(2,500)	—
Cash Dividends Paid	—	—	—	(2,500)	(2,500)
Return of capital	—	—	(118,066)	—	(168,066)
Net (loss)	—	—	—	(1,124,878)	(1,124,878)
December 31, 2003	17,340,786	17,341	$1,772,287	(2,303,215)	(516,587)
Proceeds from private placements less fees of $219,355	730,810	731	1,027,203	—	1,027,934
Purchase of Limited Partnership shares	485,669	485	474,515	—	475,000
Purchase of consolidated Limited Partnership shares	189,550	189	291,311	—	291,500
Stock issued for consulting services	321,929	322	579,678	—	580,000
Proceeds from warrants exercised	156,802	157	141,093	—	141,250
Stock dividend paid to stockholders	5,551	5	9,995	(10,000)	—
Dividends paid	—	—	—	(18,333)	(18,333)
Stock issued in legal settlement	277,525	278	499,722	—	500,000
Surrender of stock for return of capital	(428,025)	(428)	428	—	—
Surrender of stock for repayment of affiliate distributions	(435,081)	(435)	(1,567,286)	—	(1,567,721)
Stock repurchased in settlement agreement	(33,303)	(33)	(59,967)	—	(60,000)
Effect of reverse merger	2,450,000	2,450	(2,450)		—
Net (loss)	—	—	—	(3,871,029)	(3,871,029)
December 31, 2004	21,062,213	$21,062	$3,166,529	$(6,202,577)	$(3,014,986)

See accompanying notes to consolidated financial statements

TAG ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2004	2003
Cash flows from (to)operating activities:
Net (loss )from operations before minority interest	$(4,322,293)	$(1,102,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film costs	1,264,912	174,840
Depreciation of fixed assets	47,772	26,895
Legal settlements	590,000	—
Loss on sale of fixed assets	7,021
Stock issued in exchange for services	580,000	—
Changes in operating assets and liabilities:
Accounts receivable	(172,099)	92,472
Investments in films	(1,005,976)	(386,846)
Other assets	(18,877)	5,988
Bank overdrafts	123,779	—
Note receivable	(5,000)	—
Residuals payable	(4,663)	3,699
Accounts payable	377,959	300,103
Accounts payable affiliated partnerships	1,237,571	453,130
Deferred income	(69,346)	150,500
Accrued salaries	420,657	—
Employee tax payable	88,057	80,447
Interest payable	(13,570)	13,570
Interest payable, related parties	(29,648)	29,648
Net cash (used in) operating activities	(903,744)	(157,913)
Cash flows from (to) investing activities:
Investment in limited partnership	(12,500)	—
Proceeds from sale of fixed assets	3,000
Purchases of equipment	(152,621)	(11,413)
Net cash (used in) investment activities	(162,121)	(11,413)
Cash flows from (to) financing activities:
Payments on note payable	(70,818)	—
Deferred proceeds from private placement	—	777,250
Proceeds for film production	93,750	97,500
Proceeds from private placements	470,038	45,400
Payment of offering costs	(219,355)	—
Proceeds from exercise of warrants	141,250	150,000
Dividends paid	(18,333)	(2,500)
Return of capital	—	(168,066)
Contributions by minority limited partners	—	(125,001)
Distributions to minority limited partners	8,088	(81,351)
Net cash provided by financing activities	404,620	693,232
Net (decrease)/increase in cash	(661,245)	523,906
Cash at beginning of period	684,602	160,696
Cash at end of period	$23,357	$684,602
Supplemental disclosure of cash flow information:
Interest paid	$8,900	$—

See accompanying notes to consolidated financial statements

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

TAG Entertainment Corp. (the "Company" or "TAG") is a California corporation headquartered in Beverly Hills, California. The Company incorporated in September 1999. The Company is engaged in the development, production and distribution of motion pictures and the management of studio facilities. The Company also acquires the copyrights and/or distribution rights to already completed films for media exhibition. In order to finance film production, the Company raises funds through the establishment of single purpose limited partnerships. TAG serves as the sole general partner on the following four limited partnerships: Majestic Film Partners, LP, Majestic Film Partners II, LP, Majestic Film Partners III, LP and Majestic Film Partners IV, LP (Limited Partnerships). It is also the distributor on numerous other limited partnerships as well as assists in facilitating the production and distribution of films produced by limited partnerships for which TAG receives an overhead and/or production fee.

Merger

On November 22, 2004 TAG was acquired by Power Marketing, Inc. In the transaction, TAG merged with a subsidiary of Power Marketing, Inc. and became a wholly-owned subsidiary of Power Marketing, Inc., now operating as a separate entity. Power Marketing changed its corporate name to TAG Entertainment Corp. and obtained the new trading symbol TAGE.OB. The officers and board members of Power Marketing resigned and are being replaced by officers of TAG along with new board members to be elected by TAG Entertainment Corp. stockholders. TAG stockholders and warrant holders will receive approximately 21,450,000 shares of common stock of Power Marketing. As a result of the transaction, there will be approximately 23,900,000 shares of Common Stock of Power Marketing issued and outstanding on a fully diluted basis excluding the approximately 2,000,000 options outstanding at the date of the merger of TAG that will be exchanged for new options reflective of the exchange ratio. The transaction has been treated as a reverse merger and a recapitalization of TAG for reporting purposes.

Going Concern and Management's Plans

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative cash flows from operations and has a working capital deficit and a stockholder deficit, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital and ultimately achieving profitable operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company closed on a bridge financing in the amount of $1,000,000 on March 30, 2005. The Company is pursuing a $5,000,000 placement in the form of debt or equity.

On March 30, 2005, the Company entered into a Letter of Intent to acquire 100% of the outstanding common stock of Myriad Pictures, Inc., which is engaged in the film production and distribution business. The Letter of Intent provides for a purchase price of approximately $4,000,000, including an earnout payment of up to $2,000,000 to be negotiated prior to closing of the transaction. The earnout may be paid in cash or in shares of the Company's common stock, at its option. In addition, the Company intends to use an additional $750,000 to provide Myriad with working capital and debt repayment after the closing. Of the purchase price, $1,000,000 will be payable by a promissory note, payable over 12 months following the closing.

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

In connection with the execution of the Letter of Intent, the Company provided Myriad with a short term loan of $250,000, bearing interest at the rate of 3% per annum, which Myriad will use for working capital and to pay for its acquisition costs pending the closing. In the event the transaction is completed, the loan will be an intercompany debt and thereafter be converted into additional equity in Myriad. The loan is secured by a lien on the assets of Myriad.

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assts and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those and other estimates.

Reclassifications

For comparative purposes, prior year's consolidated financial statements have been reclassified to conform to report classifications of the current year.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of TAG and of the Limited Partnerships which the Company is the sole general partner. The General Partner has the full and exclusive control of the management and operation of the business of each partnership. The Company in its capacity as General Partner participates in 1% of the losses of the limited partnerships but shares in 60% of any profits. All significant inter-company balances and transactions have been eliminated in consolidation.

Minority Interests

TAG consolidates four limited partnerships for which it is the sole general partner. The amount of minority interest represents the aggregate net limited partnership capital of each limited partnership along with a reduction of 99% of the losses incurred directly by the Limited Partnerships.

Revenue Recognition

Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SOP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company's participation in box office receipts. Revenue from the sale of videocassettes and digital video disks ("DVDs") in the retail market is recognized on the "street date" when it is available for sale by the customer. Revenues from televisions licensing are recognized when the feature film or television program is available to the licensee for telecast. Revenues from sales to international territories are recognized when the feature film or television program is available to the distributor for exploitation and no conditions for delivery exist.

In its capacity as facilitator or producer of various films through limited partnerships set up for the sole purpose of financing the production of motion pictures, Steve Austin, has assigned to TAG his right to receive from each of the Partnerships a salary of $7,000 to $7,500 per month from pre-production to six months after post-production. TAG is also entitled to be reimbursed for reasonable and normal overhead and staffing costs related to its management services.

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

Rental revenue from short-term operating leases studio facilities is recognized over the term of the lease.

Cash payments received which may include minimum guarantees are recorded as deferred revenue until all conditions of revenue recognition have been met.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

Capitalized film costs

Capitalized film costs consist of investments in films which include the unamortized costs of completed films which have been produced by the Company or for which the Company has acquired distribution rights or film libraries.

For films produced by the Company, capitalized costs include all direct production and financing costs, and production overhead. For acquired films, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights.

Costs of acquiring and producing films and of acquired libraries are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed ten years following the date of acquisition.

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates.

Films in progress include the accumulated costs of production, which have not yet been completed by the Company.

Films in development include costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when abandoned, or three years from the date of the initial investment.

Advertising Expenses

The Company expenses advertising costs as incurred. During the years ended December 31, 2004 and 2003, the Company had $5,500 and $7,569, respectively for advertising costs.

Equipment

Equipment is carried at cost and is depreciated on the straight-line basis over their estimated useful lives of three to eight years. Repairs and maintenance are expensed as incurred. When assets are

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any existing gain or loss is credited or charged to operations.

Depreciation expense was $47,772 and $26,895 in 2004 and 2003, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method and to furnish the pro-forma disclosures required by SFAS 123.

Valuation of the Company's Common Stock

Unless otherwise disclosed, all stock-based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes to estimate the fair market value.

Concentrations of Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and receivables. The Company invests its cash in banks with high credit ratings; however, certain account balances have been maintained at levels in excess of federally insured limits. The Company has not experienced a loss in such accounts.

The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company sub-distributes titles in both the domestic and international markets. The Company is typically paid an advance or minimum guarantee for these rights. Any overages (revenue in excess of the minimum guarantee) are reported to the Company 45 to 90 days after the reporting period. Because of the minimum guarantees and short reporting periods accounts receivables are minimized and outstanding balances are generally collected within 45 to 90 days.

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2004, a full valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

Earnings per common share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options totaling 4,989,976 and 639,705 at December 31, 2004 and 2003, respectively as the effects would be anti-dilutive.

Recent Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on the Company's financial statements.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company's adoption of FIN 46 did not have any impact upon the Company's financial condition or results of operations.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

NOTE 2-CAPITALIZED FILM COSTS

December 31, 2004
Theatrical and Non-Theatrical Films
Released, net of accumulated amortization	$1,337,034
Acquired library, net of accumulated amortization	168,125
In Progress	317,514
In Development	230,918
Total	$2,053,591

The Company expects approximately 85% of released films, net of accumulated amortization, will be amortized by December 31, 2006. The consolidated accumulated amortization balance at December 31, 2004, is $5,198,664.

Acquired library and other film products at December 31, 2004 of approximately $330,000 include elements of the former Hemdale library acquired in September 2002. Amortized costs associated with the acquisition of the product included in this library amounted to $161,875. Also, in 2003 the Company secured the domestic distribution rights to four other films which it is currently exploiting in the Home Video/DVD and television markets.

Films "In Progress" will be released in 2005.

NOTE 3-INVESTMENT IN LIMITED PARTNERSHIPS

TAG has purchased shares of various affiliated unconsolidated partnerships by issuing TAG common stock for the partnership shares ranging in value at $1 to $2 of TAG common stock (accounted for at cost) as follows:

Limited Partnerships	% Owned	Value
Family Film Partners VII, LP	5.94%	$200,000
Animal Partners, LP	14.21%	425,000
Fairy Tale Partners III, LP	0.47%	25,000
American Black Beauty, LP	0%	—
Family Film Partners, LP		12,500
Motocross Kids	0.42%	25,000
		$687,500

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-EQUIPMENT

Equipment is summarized by major category as follows at December 31, 2004:

Vehicles	$105,246
Furniture and fixtures	12,790
Equipment	84,056
Leasehold Improvements	70,679
Less: accumulated depreciation and amortization	(110,742)
Equipment, net	$162,029

NOTE 5-RETURN OF CAPITAL

During the period from 1999 through December 31, 2004, the Company's principal stockholder and general partner of the consolidated limited partnerships received cash payments as return of capital and distributions, totaling in the aggregate $3,110,015, including $498,479 of accrued interest on the advances. During the fourth quarter of 2004, the principal stockholder returned 863,106 shares of the Company's common stock.

NOTE 6-ACCOUNTS PAYABLE TO AFFILIATED PARTNERSHIPS

TAG's debt to unconsolidated partnerships of $1,870,896 as of December 31, 2004 results from borrowing funds to meet TAG's operating cash flow needs. TAG has also used cash of one affiliated partnership to meet the cash flow needs of other affiliated partnerships. Cash transfers were made between and among TAG and the unconsolidated partnerships. The receivable and payable balances among affiliated entities on December 31, 2004 are as follows:

Castle Rock	$3,988
Santa Trap, LLC	(39,169)
Animal Partners, LP	(530,040)
Family Film Partners VII, LP	110,232
Cinderella, LP	142,245
Fairy Tale Partners III, LP	(1,828,583)
Family Film Partners, VIII, LP	(2,920)
TAG Studios No. 1, LP	3,312,295
Ghost Town, LP	(645,707)
American Black Beauty, LP	(109,078)
Red Riding Hood, LLC	1,118,534
Motocross Kids, LP	(1,262,045)
Funny Money	(89,229)
Down Town	423,400
Supercross the Movie	(2,350,627)
Austin Family Entertainment	(6,725)
Steve Austin Productions	(117,467)
Total	$(1,870,896)

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

The Company in its capacity as general partner and distributor of various films produced by the limited partnerships is allowed to charge monthly overhead and production fees which get recorded to and against related party transactions. The Company also plans on making a formal purchase offer to the various partnerships in return for TAG stock thus eliminating any current and future outstanding balances owed to the partnerships.

The Company has recorded interest on amounts borrowed from related entities at the prime leading rate which was 5% and 4% at December 31, 2004 and 2003 respectively and has included accrued interest in the amounts due to/from the related entities.

NOTE 7-DEFERRED PRODUCTION FUNDING

TAG deposited funds obtained from 3rd party producers for the purpose of producing specific films. In exchange for an ownership or participation percentage in the film, the 3rd party producer has agreed to finance a portion of the production. Since no funds directly related to the production had been expended at December 31, 2004, the amounts received have been included as a liability until such time as the production costs are incurred and reclassified as capitalized film cost.

NOTE 8-PAYROLL TAX PAYABLE

For the period ending December 31, 2004, TAG Entertainment, Inc. was assessed $168,504 in California employee taxes by the Employment Development Department (EDD). TAG has challenged this assessment and an audit was conducted by the EDD in October 2004. However, the findings of the audit have not been presented to TAG.

NOTE 9-MINORITY INTERESTS

TAG consolidates four limited partnerships for which it is the sole general partner (See Principals of Consolidation above). The amount of minority interests represents the aggregate net limited partnership capital of each limited partnership along with a reduction of 99% of the losses incurred directly by the Limited Partnerships.

NOTE 10-NOTES PAYABLE

On September 13, 2004 the Company entered into a $134,472 promissory note to return the balance due to an investor for their original investment in the Company. The promissory note includes interest and matures August 1, 2005. The note is no longer accruing interest. The balance at December 31, 2004 was $95,582.

During 2004 the Travolta Family provided consulting services on various films either produced and/or distributed by AG. As part of the agreement the Company issued a $50,000 non-interest bearing note to the Travolta Family that was due on December 31, 2004. The Company is negotiating the repayment of this note.

In the matter of Billy Star v. TAG Entertainment, Inc. and Steve Austin, the Company entered into a Settlement Agreement and Mutual Release dated November 23, 2004 with this investor to dismiss all claims against the Company for $150,000, payable as $100,000 by December 1, 2004 and $50,000 due by May 1, 2005. After final payment is made, this investor will return his 33,033 shares of the Company's common stock. The $100,000 was paid by a third party, which the Company is currently indebted to.

NOTE 11-INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Due to the Company having incurred losses in each year since inception, there was no provision for income taxes during these periods.

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the asset based upon the lack of profitability and the uncertainty of future profitability. The income tax benefit reconciled to the tax computed at the statutory rate was approximately as follows for the year ended December 31, 2004 and 2003:

	2004	2003
Tax Benefit Computed at Federal Statutory Rate	$(1,316,150)	$(364,067)
Other	115,130	(15,571)
Increase in Valuation Allowance	1,200,220	379,638
	$800	$800

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2004 are as follows:

Deferred tax assets:
Other	$386,431
Net operating loss	1,438,358
Valuation allowance	(1,824,788)
Total Deferred Tax Asset	$—
Net deferred tax asset	$—

The Company has unused net operating loss (NOL) carry forwards totaling $6,295,000, which expire at various dates from 2004 to 2024.

NOTE 12-STOCKHOLDERS' EQUITY

During the year ended December 31, 2004, the Company sold 730,810 shares of common stock at an average price of $1.60 per share for its most recent private placement. Warrant holders also exercised 156,802 warrants at an average of $.90 exercise price. During the same period the Company issued 675,219 shares of common stock to purchase shares in various consolidated and unconsolidated affiliated limited partnerships at a values of $1 to $2 per TAG share. The Company also issued 321,929 shares of common stock to various consultants based on services rendered and milestone bonuses valued at $580,000. The Company issued 277,525 shares to settle a legal claim regarding its interest in Lone Star Studios valued at $500,000.

NOTE 13-COMMITMENTS AND CONTINGENCIES

The Company's primary offices are in Beverly Hills, CA where it entered into a three year lease beginning October 1, 2004 and terminating September 30, 2007. The base rent is $12,000 for year one, $12,750 for year two, and $13,500 for year three. The Company also leased office space at Universal City, CA where it had a five-year lease terminating on December 1, 2005. The Company entered into an agreement to vacate and terminate the lease on November 1, 2004. The Company leases office space in La Jolla, CA beginning on May 10, 2002 at a rate of $5,057 per month for three years and increases 4% on each anniversary date terminating on May 10, 2005. On July 7, 2003 the Company entered into a management agreement to manage motion picture studio facilities in Sylmar, CA which specified that TAG pay a monthly sub-lease rate of $28,800. A settlement was negotiated effective November 2004 that the studio would revert back to the lessee with no further obligations to TAG. The Company leases approximately 10,392 square feet for use as a production studio in Chatsworth, CA. The lease term is three years, commencing December 1, 2004, with lease payments of approximately $9,000 until expiration.

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004, the Company's future minimum lease payments required under the operating leases with initial or remaining terms in excess of one year were as follows:

Years Ending December 31,
2005	$266,538
2006	260,020
2007	220,500

Total rent expense for the years ended December 31, 2004 and 2003 were $385,157 and $95,398, respectively.

The Company also entered into a twelve month consulting agreement beginning December 3, 2003 with Shorelight Partners, Inc. to provide management consulting services. Shorelight Partners receives a monthly retainer of $15,000 plus the potential for another $100,000 based on the achievement of various milestones along with 5,000 warrants per month at a strike price of $1. The warrants had a nominal value when granted.

Litigation

The Company is involved in various claims and other legal proceedings that arise from time to time in the ordinary course of business. The Company does not believe any of them will have a material adverse affect on the Company's financial position or results of operations. Litigation is inherently unpredictable and excessive verdicts do occur. Although the Company believes is has valid defenses in these matters, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse affect on the Company's financial position or results of operations in any particular period.

An arbitration was filed on July 20, 2004; Philipson vs. Animal Partners, LP, et al, with the American Arbitration Association ("AAA") which named TAG as a respondent. An amended petition initiating the Arbitration (the "Petition") allegedly arises out of the Petitioners' purchase of several units of the Animal Partners Limited Partnership (the "LP"). The allegation of the Petition is that "Respondents have never fully reported any financial information to the Petitioners". TAG has sent the matter to its legal counsel; however, TAG is neither a Limited Partner nor General Partner of the "LP". TAG's association with the "LP" is as distributor of the motion picture Miracle Dogs produced by the LP. The case was settled in March 2005 and TAG was released from any claims. TAG, however, intends to purchase the outstanding LP shares currently owned by the Philipsons for $200,000.

In September 2004, TAG filed suit against Martin Halfon ("Halfon") and Halfon Properties, Inc. ("HPI") in the Los Angeles Superior Court in an action to rescind TAG's agreement for the acquisition of the business of Lone Star Studios and the potential acquisition of the real estate on which Lone Star Studios is situated. TAG sued Halfon and HPI for rescission and before any responsive pleading was filed. Halfon agreed that HPI will take back the studio operations and accept 277,525 shares of TAG common stock in exchange for a full and final release of any claims against TAG valued at $500,000. The Company has recorded a loss on legal settlement.

The Company entered into a consulting agreement with an investment/strategic advisory firm on September 1, 2004. The agreement calls for the investment advisor to assist the Company in devising financial and marketing strategies and raising funds on a non-exclusive basis through the offering of debt and/or equity securities. The Company will pay the investment advisor $10,000 per month plus approved expenses and has issued 666,667 warrants to purchase the Company's common stock at $2.00 per share. The agreement contains confidentiality and non-competition provisions. The term of the agreement is 12 months and can be terminated by either party with 90 days notice in writing.

On August 16, 2004 the Company entered into an Independent Contractor Agreement, expiring in one year, with an individual to provide management services for $10,000 per month and the issuance

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

of warrants to purchase 200,000 shares of common stock at $.20 per share. The agreement was amended October 1, 2004 to allow for payments of $20,000 per month and the issuance of options to purchase 200,000 shares of the Company's common stock at $2.00 expiring in seven years with a cashless exercise provision, expense reimbursements not to exceed $3,000 per month through August 2005 and $20,000 per month for 6 months after termination, expiring in two years. The Company anticipates this individual will become a full-time employee as the Company's Chief Operating Officer and Interim Chief Financial Officer in 2005, at which time the agreement would be replaced with an employment agreement.

NOTE 14-WARRANTS AND OPTIONS

Stock Option Plan

In November 2004 the Company adopted the 2004 Employee Stock Option Plan, which provides for the granting of options to employees and independent consultants. 3,000,000 shares of common stock are reserved under the Plan for the granting of options. The Plan is in effect until November 2014. The options are exercisable to purchase common stock for a period of up to ten years from the date of grant.

The Board of Directors of the Company approved the granting of 2,259,088 options under this plan.

As of December 31, 2004, the Company had warrants to purchase 2,730,888 shares of common stock outstanding, and options to purchase 2,259,088 shares of common stock outstanding. These securities give the holder the right to purchase shares of the Company's restricted common stock indefinitely and in accordance with the terms of the instrument as follows:

Number of Warrants Issued	Exercise Price per Share
1,276,635	$0.15
610,564	0.20
66,607	1.00
777,082	2.00
2,730,888

Number of Option Issued	Exercise Price per Share
2,259,088	$2.00

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of options and warrants under all agreements and plans for the years ended December 31, 2004 and December 31, 2003:

	Weighted Average Number of	Weighted Average Exercise Price
	Options	Warrants	Options	Warrants
Outstanding, December 31, 2002	—	909,075	$—	$0.76
Granted	—	784,575	—	—
Warrants exercised	—	(360,788)	—	—
Expired/cancelled	—	(693,157)	—	—
Outstanding, December 31, 2003	—	639,705	$—	$0.23
Granted	2,259,088	2,664,281	$2.00	—
Expired/cancelled	—	(573,098)	—	—
Outstanding, December 31, 2004	2,259,088	2,730,888	$2.00	$0.71

NOTE 15-SUBSEQUENT EVENTS

On March 30, 2005 the Company entered into a Securities Purchase Agreement with Satellite Strategic Finance Associates, LLC and an affiliated investor under which the Company issued $1,000,000 in aggregate principal amount of Senior Secured Notes and Warrants to purchase 500,000 shares of the Company's common stock. The Company received gross proceeds of $1,000,000, which will be used for the production and distribution of films, including acquisition of additional product and/or distribution assets and for general working capital. TAG also entered into a Registration Rights Agreement and a Security Agreement with the investors.

The notes mature on March 30, 2006 and are payable sooner in full in the event TAG consummates a subsequent financing event, with certain exceptions, or upon the occurrence of an event of default. TAG also has the right to prepay the notes in whole or in part at any time. The aggregate principal amount of notes issued is $1,150,000 with a 15% yield funded as original issuance discount. No additional interest is payable unless an event of default occurs, in which event interest at the default interest rate of 12% shall accrue. Pursuant to the Security Agreement, TAG granted the investors a first priority lien on all of the Company's assets, other than certain previously issued liens, in order to secure the obligations. The warrants are exercisable at $1.00 per share, subject to adjustment upon certain events, including as a result of the sale of equity securities at a price below the exercise price. The warrants are exercisable at any time on or before March 30, 2010.

In January 2005, TAG began raising funds through a private placement offering under Rule 506, promulgated under the Securities Act of 1933. The private placement memorandum (PPM) allowed for $5 million to be raised through the issuance of 1,666,666 shares in TAG. The PPM also allows for commissions to be paid based on 10% of the funds raised. As of March 31, 2005 approximately $60,000 had been deposited in escrow for the purchase of 20,000 shares from the offering.

This disclosure does not constitute an offer to sell or the solicitation of an offer to buy any of the Company's securities, nor will there be any sale of these securities by the Company in any state or jurisdiction in which the offer, solicitation or sale would be unlawful. The securities being offered have not been registered under the Securities Act of 1933 and may not be sold or offered in the United States absent registration or an applicable exemption from the registration requirements. This disclosure is being issued by the Company pursuant to and in accordance with Rule 135c under the Securities Act of 1933.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, TAG caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2005	TAG ENTERTAINMENT CORP.
	By:	/s/ Steve Austin
Steve Austin President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Austin	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors	April 15, 2005

Steve Austin

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non Reporting Issuers:

No annual report or proxy statement has been sent to security holders.