Form 10QSB
period 2005-03-31
TAG ENTERTAINMENT CORP
filed 2005-05-18
CIK 1001133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 333-96257

TAG Entertainment Corp.

(Exact name of Small Business Issuer as specified in its charter)

Delaware	13-3851304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9916 South Santa Monica Boulevard, 1st Floor
Beverly Hills, California 90212

(Address of principal executive offices)

Registrant's telephone number, including area code:
(310) 277-3700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 21,062,000 shares of common stock, $0.001 par value, issued and outstanding as of May 13, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [    ] No [x]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

FORWARD LOOKING STATEMENTS

This report on Form 10-QSB for TAG Entertainment Corp. (the "Company" or "TAG") contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements may be identified by terms such as "may," "intend," "will," "should," "could," "would," "expect," "believe," "estimate," "expect" or the negative of these terms, and similar expressions intended to identify forward-looking statements.

These forward-looking statements reflect the Company's current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present estimates and assumptions only as of the date of this report. Except for the ongoing obligation to disclose material information as required by federal securities laws, the Company does not intend to update readers concerning any future revisions to forward-looking statements to reflect events or circumstances occurring after the date of this report. Some of the factors that could cause actual results to vary from the forward-looking statements include:

•	the Company's inability to generate revenues sufficient to sustain operations or to raise capital as and when required;

•	unanticipated increases in development, production or marketing expenses related to the Company's business activities;

•	the Company's inability to effectively compete with other entertainment providers;

•	the Company's inability to protect its intellectual property from infringement by others;

•	the Company's inability to fully implement its business plan for any reason; or

•	the loss of the services of the Company's Chief Executive Officer or other key persons.

In evaluating forward-looking statements, readers should consider the factors identified above as well as those risks outlined in the section of this report titled "Management's Discussion and Analysis or Plan of Operation". Although the Company believes that expectations reflected in the forward-looking statements are reasonable, future results, levels of activity, or achievements are not assured.

Part I

Item 1. Financial Statements

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	March 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS
Cash	$599,000	$23,000
Accounts receivable	307,000	531,000
Notes receivable	255,000	5,000
Total current assets	1,161,000	559,000
CAPITALIZED FILM COSTS, NET	1,955,000	2,053,000
INVESTMENTS IN LIMITED PARTNERSHIPS	688,000	688,000
EQUIPMENT, NET	161,000	162,000
OTHER ASSETS	79,000	41,000
	$4,044,000	$3,503,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$621,000	$828,000
Bank overdrafts	240,000	124,000
Amounts payable to affiliated partnerships	1,861,000	1,871,000
Deferred revenue	—	81,000
Due to related party	78,000	—
Notes payable	846,000	495,000
Deferred production funding	244,000	191,000
Accrued residuals	53,000	51,000
Accrued salaries	390,000	370,000
Accrued payroll taxes	168,000	168,000
Total current liabilities	4,501,000	4,179,000
MINORITY INTEREST	2,322,000	2,338,000
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value: 500,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value: 50,000,000 shares authorized, 21,062,000 shares outstanding	21,000	21,000
Additional paid-in capital	3,805,000	3,167,000
Common stock committed	60,000	—
Accumulated deficit	(6,665,000)	(6,202,000)
Total stockholders' equity (deficit)	(2,779,000)	(3,014,000)
	$4,044,000	$3,503,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31 (unaudited)

	2005	2004
REVENUE
Film revenue	$231,000	$240,000
Management fees.	90,000	113,000
Overhead fees	60,000	60,000
Studio rental income	—	100,000
Total revenue	381,000	513,000
OPERATING EXPENSES
Amortization of film costs	144,000	176,000
Studio rent and other expenses	33,000	132,000
Selling, general and administrative expenses	670,000	728,000
Total operating expenses	847,000	1,036,000
LOSS FROM OPERATIONS.	(466,000)	(523,000)
INTEREST AND OTHER INCOME	4,000	3,000
NET LOSS BEFORE MINORITY INTEREST	(462,000)	(520,000)
MINORITY INTEREST	(1,000)	1,000
NET LOSS	$(463,000)	$(519,000)
NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.02)	$(0.03)
WEIGHTED AVERAGE SHARES-BASIC AND DILUTED	21,062,000	17,185,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31 (unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before minority interest	$(462,000)	$(520,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film costs	144,000	176,000
Depreciation	13,000	12,000
Changes in operating assets and liabilities:
Accounts receivable	224,000	(237,000)
Investments in films	(46,000)	(433,000)
Bank overdrafts	116,000	108,000
Accounts payable	(207,000)	(332,000)
Amounts payable to affiliated partnerships	(10,000)	766,000
Deferred revenue	(81,000)	175,000
Accrued salaries	20,000	125,000
Other assets and liabilities	(36,000)	(18,000)
Net cash used in operating activities	(325,000)	(178,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note for proposed acquisition	(250,000)	—
Purchases of equipment	(12,000)	(11,000)
Net cash used in investment activities	(262,000)	(11,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	1,025,000	—
Payment on notes payable	(36,000)	—
Proceeds from related party	85,000	—
Payments to related party	(7,000)	—
Proceeds for film production	53,000	65,000
Proceeds from private placement due to officer	—	331,000
Proceeds from private placement offerings	60,000	358,000
Offering costs for private placement	—	(31,000)
Return of capital of minority interest	(17,000)	(2,000)
Net cash provided by financing activities.	1,163,000	721,000

Net increase in cash	576,000	532,000

Cash at beginning of period	23,000	685,000

Cash at end of period	$599,000	$1,217,000

Supplemental disclosure of cash flow information:
Interest paid	$2,000	$2,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated condensed financial statements for the three month periods ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2004 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but the disclosures contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those and other estimates.

Nature of Operations

TAG Entertainment Corp. (the "Company" or "TAG") is a Delaware corporation headquartered in Beverly Hills, California. The Company is engaged in the development, production and distribution of motion pictures and the management of studio facilities. The Company also acquires the copyrights and/or distribution rights to already completed films for media exhibition. In order to finance film production, the Company raises funds through the establishment of single purpose limited partnerships and through the sale of equity or debt securities. TAG Entertainment USA, Inc. ("TAG USA"), the Company's wholly-owned subsidiary, serves as the sole general partner of the following four limited partnerships: Majestic Film Partners, LP, Majestic Film Partners II, LP, Majestic Film Partners III, LP and Majestic Film Partners IV, LP (the "Limited Partnerships"). TAG USA is also the distributor of films produced by numerous other limited partnerships as well as assists in facilitating the production and distribution of films produced by limited partnerships for which it receives an overhead and/or production fee. Five of these other limited partnerships have as their general partner an entity owned and controlled by Steve Austin, our Chief Executive Officer.

The Company's revenues are derived from motion picture distribution, which includes theatrical, home entertainment, television and international distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of the Company's own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of the Company's productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of the Company's productions and acquired films to international markets on a territory-by-territory basis.

The Company's primary operating expenses include the following: direct operating expenses, which include amortization of production or acquisition costs, participation and residual expenses; distribution and marketing expenses; which primarily include the costs of theatrical "prints and advertising" and of video and DVD duplication and marketing; and general and administration expenses, which include salaries and other overhead.

Merger

On November 22, 2004, TAG USA was acquired by Power Marketing, Inc., a Delaware corporation. In the transaction, TAG USA merged with a subsidiary of Power Marketing, Inc. and became a wholly-owned subsidiary of Power Marketing, Inc., now operating as a separate entity. As a result of this transaction, the stockholders and other security holders of TAG USA became the owner of approximately 90% of the Company's outstanding shares of common stock. In connection with the merger, Power Marketing changed its corporate name to TAG Entertainment Corp., obtained the new trading symbol TAGE.OB and all of the officers and directors of Power Marketing resigned and Mr. Austin, who was the majority shareholder, Chief Executive Officer and sole director of TAG USA became the Company's Chief Executive Officer, Chief Financial Officer and sole director. As discussed below, we recently appointed five additional individuals to our board of directors. The transaction was treated as a reverse merger and a recapitalization of the Company for reporting purposes. The holders of approximately 1,122,000 shares of common stock of TAG USA that did not consent in writing to the Company's acquisition of TAG USA are entitled to exercise appraisal rights under the California Corporations Code. In the event such holders elect to exercise these rights, the Company would be required to purchase the shares of common stock of TAG USA held by them in lieu of issuing shares of the Company's common stock at the exchange ratio applicable to the transaction.

Going Concern and Management Plans

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative cash flows from operations and has a working capital deficit and a stockholder deficit, which raises substantial doubt about its ability to continue as a going concern and the Company's independent auditors have included a "going concern" explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 2004. The Company is currently devoting its efforts to raising additional capital and ultimately achieving profitable operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company closed on a bridge financing in the amount of $1,000,000 on March 30, 2005. On May 4, 2005, the Company completed a $5,000,000 preferred stock financing and retired the bridge loan.

On March 30, 2005, the Company entered into a letter of intent to acquire 100% of the outstanding common stock of Myriad Pictures, Inc., which is engaged in the film production and distribution business. The letter of intent provides for a purchase price of approximately $4,000,000, including an earnout payment of up to $2,000,000 to be negotiated prior to closing of the transaction. The earnout may be paid in cash or in shares of the Company's common stock, at its option. In addition, the Company intends to invest an additional $750,000 to provide Myriad with working capital and debt repayment after the closing. Included in the purchase price, a $1,000,000 promissory note will be issued, payable over 12 months following the closing.

In connection with the execution of the letter of intent, the Company provided Myriad with a short term loan of $250,000, bearing interest at the rate of 3% per annum, which Myriad will use for working capital and transition costs pending the closing. After closing of the transaction, the loan will convert into additional investment in Myriad. The loan is secured by a lien on the assets of Myriad.

In order to satisfy future cash requirements, management is actively pursuing and has entered into discussions regarding additional financing to support the proposed acquisition, related expansion plans, and ongoing operations. The Company currently has no firm agreements with any third parties for any future transactions and future financings.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of TAG and of the Limited Partnerships which TAG USA is the sole general partner. The General Partner has the full and exclusive control of the management and operation of the business of each partnership. TAG USA in its capacity as General Partner participates in 1% of the losses of the limited partnerships but shares in 60% of any profits. All significant inter-company balances and transactions have been eliminated in consolidation.

Minority Interests

TAG consolidates the Limited Partnerships for which TAG USA is the sole general partner. The amount of minority interest represents the aggregate net limited partnership capital of each partnership offset by 99% of accumulated Limited Partnership losses.

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

As facilitator or producer of various films through limited partnerships established for the sole purpose of financing the production of motion pictures, the Chief Executive Officer of the Company has assigned to TAG his management fee rights during the production period.

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

Valuation of the Company's Common Stock

Unless otherwise disclosed, all stock-based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes to estimate the fair market value.

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

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. A full valuation allowance has been established for net deferred tax assets as management believes that it is more likely than not that a tax benefit will not be realized.

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options totaling 5,567,000 and 4,339,000 at March 31, 2005 and 2004, respectively as the effects would be anti-dilutive.

NOTE 2 – AMOUNTS PAYABLE TO AFFILIATED PARTNERSHIPS

Net amounts payable to affiliated partnerships resulted from the advancement of funds by certain partnerships to TAG which were required during the course of managing the Company's operations and facilitating the activities of the partnerships. In addition, to meet the cash flow needs of other affiliated partnerships, funding transfers have also occurred between and among TAG and the affiliated partnerships. The amounts payable to affiliated partnerships include various receivable and payable balances between TAG and these affiliated entities.

TAG USA in its capacity as general partner and distributor of various films produced by the limited partnerships is allowed to charge monthly overhead and production fees which get recorded to accounts with the affiliated partnerships. The Company plans on making a formal purchase offer to the various partnerships in return for TAG stock thus settling outstanding balances owed to the partnerships.

The Company has recorded interest on amounts borrowed from related entities at the prime lending rate and has included accrued interest in the amounts due to and from the related entities.

NOTE 3 – DEFERRED PRODUCTION FUNDING

TAG deposited funds obtained from third party producers for the purpose of producing specific films. In exchange for an ownership or participation percentage in the film, the third party producer has agreed to finance a portion of the production. Since no funds directly related to the production had been expended at March 31, 2005, the amounts received have been included as a liability until such time as the production costs are incurred.

NOTE 4 – FINANCING ACTIVITIES

As previously reported, on March 30, 2005, the Company entered into a Securities Purchase Agreement with Satellite Strategic Finance Associates, LLC and an affiliated investor under which the Company issued $1,000,000 in aggregate principal amount of Senior Secured Notes ("Notes") and warrants to purchase 500,000 shares of its common stock in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. The Company received gross proceeds of $1,000,000 which were intended for the film production and general working capital requirements. The aggregate principal amount of the Notes was $1,150,000 with a 15% yield funded as original issuance discount. The Company also entered into a Registration Rights Agreement and a Security Agreement with the investors and its subsidiary, TAG Entertainment USA, Inc. co-signed the Security Agreement and agreed to guaranty its obligations pursuant to the financing agreements. Pursuant to the Security Agreement, the Company granted the investors a first priority lien on all of its assets, other than certain previously issued liens, in order to secure its obligations. The Notes mature on March 30, 2006 and are sooner payable in full in the event the Company consummates a subsequent financing event, with certain exceptions, or upon the occurrence of an event of default. The warrants are exercisable at $1.00 per share, subject to adjustment upon certain events, including as a result of its sale of equity securities at a price below the exercise price. The warrants are exercisable at any time on or before March 30, 2010. In connection with the issuance of the Notes and the related warrants, the Company allocated the net proceeds between the instruments based on the relative fair value of the warrants and the Notes. The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of five years, an average risk free interest rate of 2.5%, a dividend yield of 0%, and a volatility of 95.3%. Accordingly, the Company recorded an increase in additional paid-in capital and note payable discount of $638,000 in connection with the issuance of the Notes and warrants. The discount will be amortized over the life of the Notes.

On May 4, 2005 the Company consummated a subsequent financing transaction with the holders of the Notes, pursuant to which the Notes were repaid in full and the Company fulfilled its obligations under the Security Agreement and Guaranty. The original issue discount and discount associated with the allocation of value between the Notes and the warrants will be expensed in the second quarter of 2005 as a result of the repayment of the Notes. In this financing transaction, the Company completed a private placement of shares of its Series A Convertible Preferred Stock, par value $.001 per share, and warrants to purchase shares of TAG's common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000. After payment of the Notes and offering expenses in the amount of approximately $350,000, the Company received net proceeds of approximately $3,500,000 from this financing. The Company plans to use the net proceeds for the production, acquisition and distribution of feature films, and general working capital.

In this financing, the Company issued 5,000 shares of Series A Preferred Stock, convertible at the option of the holder into an initial aggregate amount of 2,000,000 shares of common stock, par value $.001 per share, at an initial conversion price of $2.50 per share, and warrants to purchase an initial aggregate amount of 2,000,000 shares of common stock at an initial exercise price of $2.50 per share, which are immediately exercisable and expire in seven years. Each share of Preferred Stock, which has a stated value of $1,000 per share, earns cumulative dividends at a rate of 6% per annum and matures three years from the date of issuance. The dividend and liquidation rights of the Preferred Stock are senior to those of its common stock. The Preferred Stock does not carry voting rights.

As previously reported, in January 2005 the Company commenced a private placement offering under Rule 506, promulgated under the Securities Act of 1933. As of March 31, 2005 approximately $60,000 had been deposited in escrow for the purchase of 20,000 shares from the offering and has been classified as common stock committed in stockholders' equity.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Due to the Company having incurred losses in each year since inception, there was no provision for income taxes during these periods. A valuation allowance has been recorded for the net deferred tax assets as a result of uncertainties regarding realization of the asset based upon the lack of profitability and the uncertainty of future profitability. The Company has unused net operating loss carry forwards totaling $6.3 million, which expire at various dates from 2005 to 2025.

NOTE 6 – LITIGATION

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

NOTE 7 – PROPOSED ACQUISITION

On March 30, 2005, the Company entered into a letter of intent to acquire 100% of the outstanding common stock of Myriad Pictures, Inc., which is engaged in the film production and distribution business. The letter of intent provides for a purchase price of approximately $4,000,000, including an earnout payment of up to $2,000,000 to be negotiated prior to closing of the transaction. The earnout may be paid in cash or in shares of the Company's common stock, at its option. In addition, the Company intends to invest an additional $750,000 to provide Myriad with working capital and debt repayment after the closing. Included in the purchase price, a $1,000,000 promissory note will be issued, payable over 12 months following the closing.

In connection with the execution of the letter of intent, the Company provided Myriad with a short term loan of $250,000, bearing interest at the rate of 3% per annum, which Myriad will use for working capital and transition costs pending the closing. After closing of the transaction, the loan will convert into additional investment in Myriad. The loan is secured by a lien on the assets of Myriad.

Item 2.    Management's Discussion and Analysis or Plan of Operation

This management's discussion and analysis of financial condition and results of operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. This discussion also contains forward-looking statements that involve risks and uncertainties. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this report. Actual results may differ from these estimates under different assumptions or conditions.

Nature of Operations

TAG Entertainment Corp. (the "Company" or "TAG") is a Delaware corporation headquartered in Beverly Hills, California. The Company is engaged in the development, production and distribution of motion pictures and the management of studio facilities. The Company also acquires the copyrights and/or distribution rights to already completed films for media exhibition. In order to finance film production, the Company raises funds through the establishment of single purpose limited partnerships and through the sale of equity or debt securities. TAG Entertainment USA, Inc. ("TAG USA"), the Company's wholly-owned subsidiary, serves as the sole general partner of the following four limited partnerships: Majestic Film Partners, LP, Majestic Film Partners II, LP, Majestic Film Partners III, LP and Majestic Film Partners IV, LP (the "Limited Partnerships"). TAG USA is also the distributor of films produced by numerous other limited partnerships as well as assists in facilitating the production and distribution of films produced by limited partnerships for which it receives an overhead and/or production fee. Certain of these other limited partnerships have as their general partner an entity owned and controlled by Steve Austin, our Chief Executive Officer.

The Company's revenues are derived from motion picture distribution, which includes theatrical, home entertainment, television and international distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of the Company's own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of the Company's productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of the Company's productions and acquired films to international markets on a territory-by-territory basis. The Company's primary operating expenses include the following: direct operating expenses, which include amortization of production or acquisition costs, participation and residual expenses; distribution and marketing expenses; which primarily include the costs of theatrical "prints and advertising" and of video and DVD duplication and marketing; and general and administration expenses, which include salaries and other overhead.

Merger

On November 22, 2004, TAG USA was acquired by Power Marketing, Inc., a Delaware corporation. In the transaction, TAG USA merged with a subsidiary of Power Marketing, Inc. and became a wholly-owned subsidiary of Power Marketing, Inc., now operating as a separate entity. As a result of this transaction, the stockholders and other security holders of TAG USA became the owner of approximately 90% of the Company's outstanding shares of common stock. In connection with the merger, Power Marketing changed its corporate name to TAG Entertainment Corp., obtained the new trading symbol TAGE.OB and all of the officers and directors of Power Marketing resigned and Mr. Austin, who was the majority shareholder, Chief Executive Officer and sole director of TAG USA became the Company's Chief Executive Officer, Chief Financial Officer and sole director. As discussed below, we recently appointed five additional individuals to our board of directors. The transaction was treated as a reverse merger and a recapitalization of the Company for reporting purposes. The holders of approximately 1,122,000 shares of common stock of TAG USA that did not consent in writing to the Company's acquisition of TAG USA are entitled to exercise appraisal rights under the California Corporations Code. In the event such holders elect to exercise these rights, the Company would be required to purchase the shares of common stock of TAG USA held by them in lieu of issuing shares of the Company's common stock at the exchange ratio applicable to the transaction.

Going Concern and Management Plans

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative cash flows from operations and has a working capital deficit and a stockholder deficit, which raises substantial doubt about its ability to continue as a going concern and the Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 2004. The Company is currently devoting its efforts to raising additional capital and ultimately achieving profitable operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company closed on a bridge financing in the amount of $1,000,000 on March 30, 2005. On May 4, 2005, the Company completed a $5,000,000 preferred stock financing and retired the bridge loan.

On March 30, 2005, the Company entered into a letter of intent to acquire 100% of the outstanding common stock of Myriad Pictures, Inc., which is engaged in the film production and distribution business. The letter of intent provides for a purchase price of approximately $4,000,000, including an earnout payment of up to $2,000,000 to be negotiated prior to closing of the transaction. The earnout may be paid in cash or in shares of the Company's common stock, at its option. In addition, the Company intends to invest an additional $750,000 to provide Myriad with working capital and debt repayment after the closing. Included in the purchase price, a $1,000,000 promissory note will be issued, payable over 12 months following the closing.

In connection with the execution of the letter of intent, the Company provided Myriad with a short term loan of $250,000, bearing interest at the rate of 3% per annum, which Myriad will use for working capital and transition costs pending the closing. After closing of the transaction, the loan will convert into an additional investment in Myriad. The loan is secured by a lien on the assets of Myriad.

In order to satisfy future cash requirements, management is actively pursuing and has entered into discussions regarding additional financing to support the proposed acquisition, related expansion plans, and ongoing operations. The Company currently has no firm agreements with any third parties for any future transactions and future financings.

Critical Accounting Policies

The application of the following accounting policies, which are important to the Company's financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of the Company's accounting policies, including the accounting policies discussed below, see Note 1 to the Company's audited consolidated financial statements.

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those and other estimates.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of TAG USA and of the Limited Partnerships for which TAG USA is the sole general partner. The General Partner has the full and exclusive control of the management and operation of the business of each partnership. TAG USA in its capacity as General Partner participates in 1% of the losses of the limited partnerships but shares in 60% of any profits. All significant inter-company balances and transactions have been eliminated in consolidation.

Minority Interests

TAG consolidates four limited partnerships for which TAG USA is the sole general partner. The amount of minority interest represents the aggregate net limited partnership capital of each limited partnership along with a reduction of 99% of the losses incurred directly by the Limited Partnerships.

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

As facilitator or producer of various films through limited partnerships established for the sole purpose of financing the production of motion pictures, the Chief Executive Officer of the Company has assigned to TAG his management fee rights during the production period.

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

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options totaling 5,567,000 and 4,339,000 at March 31, 2005 and 2004 as the effects would be anti-dilutive.

Results of Operations

Three Months Ended March 31, 2005 as compared to March 31, 2004

Revenue

Gross revenues for the three months ended March 31, 2005 and 2004 were $381,000 and $513,000, respectively; a decrease of $132,000. The decrease in revenues was principally attributable to the decrease in studio rental income. Rent arising from film production activity was higher in the prior year. In addition, film revenue and management fees also decreased slightly.

Expenses

Expenses for the three months ended March 31, 2005 were $847,000 compared to $1,036,000 in the prior year period, a decrease of $189,000. The decrease in expenses is primarily attributed to decreased amortization of film costs, decreased studio overhead expenses, and a decrease in selling, general and administrative expenses. The decrease in amortization costs is directly related to the decrease in film revenue as amortization of film costs matches film revenue recognition.

Selling, general and administrative expenses for the three months ended March 31, 2005 were $670,000 compared to $728,000 in the prior year period, a decrease of $58,000. The decrease in selling, general and administrative expenses is primarily due to reduced employee salaries offset by increased professional fees associated with the Company's recent transition as a public company.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through the sale of equity securities and issuance of debt instruments. Through March 31, 2005 the Company had received in excess of $7 million from such offerings.

As of December 31, 2004, the Company had minimal cash and cash equivalents as the Company was in the process of completing various financing arrangements. In March 2005, the Company completed a secured debt financing transaction which provided the company with cash of $1,000,000. The secured note matures March 30, 2006 and the principal amount of the note is $1,150,000 with a 15% yield funded as original issuance discount. The Company also granted the investor warrants to purchase a total of 500,000 shares of its common stock, exercisable at $1.00 per share, subject to adjustment upon certain events, including as a result of its sale of equity securities at a price below the exercise price. The warrants are exercisable at any time on or before March 30, 2010.

On May 4, 2005 the Company consummated a subsequent financing transaction with the holders of these notes, pursuant to which these secured notes were repaid in full and the Company fulfilled its obligations thereunder. In this financing transaction, the Company completed a private placement of shares of its Series A Convertible Preferred Stock, par value $.001 per share, and warrants to purchase shares of TAG's common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000. The Company repaid out of the gross proceeds the secured notes the Company issued to the investors in the bridge financing completed March 30, 2005. After payment of the notes and offering expenses in the amount of approximately $350,000, the Company received net proceeds of approximately $3,500,000 from this financing. The Company plans to use the net proceeds for the production, acquisition and distribution of feature films and general working capital.

In this financing, the Company issued 5,000 shares of Preferred Stock, convertible at the option of the holder into an initial aggregate amount of 2,000,000 shares of common stock, par value $.001 per share, at an initial conversion price of $2.50 per share, and warrants to purchase an initial aggregate amount of 2,000,000 shares of common stock at an initial exercise price of $2.50 per share, which are immediately exercisable and expire in seven years. Each share of Preferred Stock, which has a stated value of $1,000 per share, earns cumulative dividends at a rate of 6% per annum and matures three years from the date of issuance. The dividend and liquidation rights of the Preferred Stock are senior to those of its common stock. The Preferred Stock does not carry voting rights.

The securities issued in these transactions were issued pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506, promulgated thereunder, are restricted securities and may not be offered or sold in the United States absent registration or an applicable exemption therefrom.

Net cash used for operating activities for the three months ended March 31, 2005 was $325,000 which primarily consisted of a net loss of $462,000 along with film investments of $46,000 and reductions of accounts payable. This was partially offset by increases in receivables and bank overdrafts.

Net cash used for operating activities for the three months ended March 31, 2004 was $178,000 which primarily consisted of a net loss of $520,000 along with film investments of $433,000. The use of cash was partially offset by increases in amounts payable to affiliated partnerships of $766,000 and deferred revenue of $175,000.

Net cash used in investing activities for the 2005 quarter was $262,000, compared to $11,000 in the prior year. In 2005, the Company issued a note for $250,000 in connection with a proposed acquisition.

Net cash provided by financing activities for the 2005 quarter was $1,163,000 which primarily consisted of $1,000,000 proceeds from the bridge financing completed in March 2005.

Net cash provided by financing activities in the first quarter of 2004 was $721,000 which primarily included proceeds from the issuance of common stock and private placement proceeds payable to the chief executive officer of the Company.

Cash Requirements and Need for Additional Funds

With the completion of the recent $5 million preferred stock financing, the Company received net proceeds of approximately $3.5 million after retirement of the $1 million bridge loan and payment of offering expenses and closing costs. The proceeds will be used to fund its near term working capital requirements and business model objectives. In connection with the execution of its business strategy and related expansion plans, including the recently announced proposed acquisition of Myriad Pictures, the Company intends to either undertake private placements of its securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of its securities to one or more institutional investors. However, the Company currently has no firm agreements with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising sufficient capital from any of these proposed financings. Further, the Company cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on the Company's business, results of operations and financial condition. If the Company is unsuccessful in raising additional capital and increasing revenues from operations, the Company will need to reduce costs and operations substantially. Further, if expenditures required to achieve the Company's plans are greater than projected or if revenues are less than, or are generated more slowly than projected, the Company will need to raise a greater amount of funds than currently expected.

Off-Balance Sheet Arrangements

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of its business that are not consolidated into its financial statements, except as described herein. Except as described herein, the Company do not have any arrangements or relationships with entities that are not consolidated into its financial statements that are reasonably likely to materially affect its liquidity or the availability of its capital resources.

The Company has incurred debt to unconsolidated partnerships in the aggregate amount of $1.8 million as of March 31, 2005, which the Company required during the course of managing its operations and facilitating the activities of the partnerships. In addition, cash transfers were required between affiliated partnerships to meet cash flow needs and other obligations.

TAG USA in its capacity as general partner and distributor of various films produced by the limited partnerships is allowed to charge monthly overhead and production fees which are recorded to and against related party transactions. The Company also plans on making a formal purchase offer to the various partnerships in return for shares of its stock, which if consummated, would eliminate any current and future outstanding balances owed to the partnerships. The Company has recorded interest on amounts borrowed from related entities at the prime lending rate.

The Company has entered into various agreements by which the Company may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company's obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company's obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2005, the Company was not aware of any obligations under such indemnification agreements that would require material payments.

Item 3.    Controls and Procedures

Disclosure Controls

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that current disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-QSB.

Internal Controls

In connection with the merger of Power Marketing and TAG USA in November 2004, the Company's management has adopted and implemented numerous measures in connection with its ongoing efforts to improve the Company's control processes and corporate governance. These changes are required to effect the transition of the company from a privately-held corporation to a public company that files periodic reports under the Securities Exchange Act of 1934, as amended. As a private company, the Company was not required to adopt the types of internal control procedures that a public company must adopt and maintain. Accordingly, since the merger, the Company has taken numerous steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. These measures included the following:

•	The Company increased the membership of its board of directors to consist of six person, four of whom are independent, as such term is defined in the Marketplace Rules of the Nasdaq Stock Market. The Company will designated one of its independent directors as its "Audit Committee Financial Expert."

•	The Company plans to hire an individual to serve as its Chief Financial Officer on a full-time basis.

•	The Company has formalized a Code of Ethics and Business Conduct. Its Code of Ethics is designed to promote ethical conduct and full, fair and accurate disclosure in its periodic reports. The Company has re-emphasized to its finance and accounting personnel the importance of these requirements.

•	The Company has recruited new personnel to its finance organization who have expertise in financial controls and reporting, including a corporate controller, and made other changes in finance personnel to improve the overall quality and level of experience of its finance organization globally.

•	The Company has reorganized its finance and general and administrative functions to improve financial oversight.

•	The Company has made changes in its organizational structure to provide a clearer segregation of responsibilities in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support its quarterly and annual financial statements.

•	The Company has adopted and implemented standard financial policies and procedures on a comprehensive basis. These policies provide finance and accounting guidance and include process documentation designed to ensure consistent application of its policies and procedures.

The Company continues to implement additional measures in response to specific accounting and reporting weaknesses, including personnel and organizational changes to improve supervision and increased training for finance and accounting personnel. The Company will continue to develop new policies and procedures and educate and train its employees on its existing policies and procedures in its effort to constantly improve its internal controls and control environment.

Except for the improvements described above, there have been no other changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company does not expect that its disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II

Item 1.    Legal Proceedings

The Company is not currently a party to any lawsuit or proceeding which, in the opinion of its management, is likely to have a material adverse effect on us, except as set forth below.

The Company was named in an administrative proceedings with the securities regulatory agency in the state of Texas regarding a private placement of limited partnership interests of Supercross the Movie, L.P. made to investors in that state by Supercross the Movie, L.P. On or about February 16, 2005, the Texas Securities Bureau and counsel for TAG and Supercross agreed that Supercross the Movie, L.P. would undertake a rescission offer for the limited partnership interests of Supercross sold in Texas and to make all the required filings in that state. Counsel for Supercross is in the process of drafting the rescission offer to the investors in Texas who subscribed for Supercross, the Movie L.P. interests.

An arbitration was filed on July 20, 2004, Philipson vs. Animal Partners, LP, et al, with the American Arbitration Association which named TAG USA as a respondent. The arbitration allegedly arises out of the petitioners' purchase of several units of the Animal Partners Limited Partnership. The petition alleges that respondents have never fully reported any financial information pertaining to the limited partnership to the petitioners. TAG USA was named as a respondent despite the fact that it is neither a limited partner nor the general partner of the limited partnership. TAG USA has a distribution arrangement with the limited partnership whereby it serves as the distributor of the motion picture Miracle Dogs, which was produced by the limited partnership. This matter was settled in March 2005 and TAG USA was released from any claims. In connection with this arrangement, however, TAG USA, intends to purchase the outstanding limited partnership interests owned by the claimants for $200,000.

The Company is involved in various claims and other legal proceedings that arise from time to time in the ordinary course of business. The Company does not believe any of theses matters will have a material adverse affect on its financial position or results of operations. Litigation is inherently unpredictable and excessive verdicts do occur. Although the Company believes it has valid defenses in these matters, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse affect on its financial position or results of operations in any particular period.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Bridge Financing

As previously reported, on March 30, 2005, the Company entered into a Securities Purchase Agreement with Satellite Strategic Finance Associates, LLC and an affiliated investor under which the Company issued $1.0 million in aggregate principal amount of Senior Secured Notes and Warrants to purchase 500,000 shares of its common stock in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. The Company received gross proceeds of $1,000,000 which are intended to be used for the production and distribution of films, including acquisition of additional product and/or distribution assets and for general working capital. The aggregate principal amount of the Notes is $1,150,000 with a 15% yield funded as original issuance discount. The Company also entered into a Registration Rights Agreement and a Security Agreement with the investors and its subsidiary, TAG Entertainment USA, Inc. co-signed the Security Agreement and agreed to guaranty its obligations pursuant to the financing agreements. Pursuant to the Security Agreement, the Company granted the investors a first priority lien on all of its assets, other than certain previously issued liens, in order to secure its obligations. The Notes mature on March 30, 2006 and are sooner payable in full in the event the Company consummates a subsequent financing event, with certain exceptions, or upon the occurrence of an event of default. The warrants are exercisable at $1.00 per share, subject to adjustment upon certain events, including as a result of its sale of equity securities at a price below the exercise price. The warrants are exercisable at any time on or before March 30, 2010.

Pursuant to the Registration Rights Agreement, the Company agreed to (1) file with the Securities and Exchange Commission a shelf registration statement covering the resale of the shares of TAG common stock issuable upon exercise of the Warrants within 90 days of the closing date and (2) use its best efforts to have the registration statement declared effective by the Commission 120 days following the closing date or in the event the Commission reviews the registration statement, 150 days following closing. The Company will be required to make certain payments to the holder of the Warrants if these deadlines are not met or the shelf registration statement is otherwise unavailable for the resale of the securities. The issuance of these securities was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirement.

On May 4, 2005, the Company consummated a subsequent financing transaction with the holders of these notes, pursuant to which these secured notes were repaid in full and the Company fulfilled its obligations under the Security Agreement and Guaranty. The terms of this financing are discussed below under the caption "Preferred Stock Financing."

Preferred Stock Financing

As previously reported, on May 4, 2005, the Company completed a private placement with Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. of shares of its Series A Convertible Preferred Stock, par value $.001 per share, and warrants to purchase shares of TAG's common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000. The Company repaid out of the gross proceeds the secured notes the Company issued to the investors in the bridge financing completed March 30, 2005 and described above. After payment of the notes and offering expenses in the amount of approximately $350,000, the Company received net proceeds of approximately $3,500,000 from this financing. The Company plans to use the net proceeds for the production, acquisition and distribution of feature films and general working capital.

In this financing, the Company issued 5,000 shares of Preferred Stock, convertible at the option of the holder into an initial aggregate amount of 2,000,000 shares of common stock, par value $.001 per share, at an initial conversion price of $2.50 per share, and warrants to purchase an initial aggregate amount of 2,000,000 shares of common stock at an initial exercise price of $2.50 per share, which are immediately exercisable and expire in seven years. Each share of Preferred Stock, which has a stated value of $1,000 per share, earns cumulative dividends at a rate of 6% per annum and matures three years from the date of issuance. The dividend and liquidation rights of the Preferred Stock are senior to those of its common stock. The Preferred Stock does not carry voting rights.

The Company has the right to require the investors to convert their shares of Preferred Stock into shares of common stock under certain conditions, as described in the Certificate of Designations, Rights and Preferences of Series A Preferred Stock. In addition, the Company will be required to redeem the Preferred Stock on its maturity date, which is three years from the closing date, at its stated value plus any accrued and unpaid dividends. The Company will also be required to redeem the Preferred Stock upon a default of the financing agreements or a change of control at redemption prices that vary, depending on the circumstances and timing of the redemption, between 101% and 120% of the sated value of the Preferred Stock, plus unpaid dividends.

Both the Preferred Stock and the warrants contain anti-dilution protection in the event that the Company issues shares of common stock or securities convertible into shares of common stock at a price less than (a) the conversion price of the Preferred Stock, (b) the exercise price of the warrants or (c) the then-current market price of its common stock. In addition, if at any time the conversion price for the Preferred Stock is less than an amount equal to 80% of the then-current market price of the common stock, the conversion price will be reset to be equal to such amount. The Preferred Stock will provide, however, that the conversion price cannot be adjusted to an amount that is less than $1.00, except for an event such as a stock split, stock dividend or similar events. The Company has also granted to the investors a participation right in future financings and agreed that for a period of at least 90 days from closing that the Company will not effect subsequent placements of its securities, subject to certain exemptions from these restrictions.

The Company has agreed to file a registration statement within the 45 day period following the closing of the financing to provide for the resale of the shares of common stock underlying the Preferred Stock and warrants, and to obtain the effectiveness of the registration statement within 120 days from the closing. The Company will incur a penalty of $75,000 for each 30 day period in which these deadlines are not satisfied. The sale of the Preferred Stock and warrants to the Investors was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and/or Regulation D. Accordingly, these securities may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirement.

Stock Repurchases

During the period ended March 31, 2005, the Company did not repurchase any shares of its common stock.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

In connection with the Company's consummation of the sale of 5,000 shares of Series A Preferred Stock and warrants on May 4, 2005, as described above, the holder of a majority of the Company's outstanding shares of common stock executed a written consent approving the terms of the transaction, including the anti-dilution provisions of the Certificate of Designations, Rights and Preferences of Series A Preferred Stock.

Item 5.    Other Information

On May 2, 2005, the Company appointed the following five persons to serve as members of the Company's board of directors: Mr. John Botti, Mr. Carl McCall, Mr. Marvin Rosen, Mr. James Schneider and Mr. Raymond Skiptunis. Messrs. Schneider, McCall and Rosen were also appointed to the compensation committee of the board on such date and Mr. Schneider was named Chairman of this committee. The Company also disclosed on such date that its board intends to form audit and nominating committees and appoint each of Messrs. Botti, McCall, Rosen and Schneider to serve on one or more of such committees. Each of Messrs. Botti, McCall, Rosen and Schneider are independent members of the board of directors. Mr. Skiptunis presently provides services to TAG pursuant to a consulting agreement.

As previously disclosed, on March 30, 2005, the Company entered into a Letter of Intent to acquire a privately held company, Myriad Pictures, Inc., which is engaged in the film distribution business. The Letter of Intent provides for a purchase price of approximately $4,000,000, including an earn out payment of up to $2,000,000 which will be negotiated by the parties prior to closing of the transaction. The earnout may be paid in cash or in shares of its common stock, at its option. In addition, the Company has committed to use an additional $750,000 to provide Myriad with working capital and debt repayment after the closing. Of the purchase price, $1,000,000 will be evidenced by a promissory note, payable over 12 months following the closing. In connection with the execution of the Letter of Intent, the Company provided Myriad with a short term loan of $250,000 which Myriad will use for working capital and to pay for its acquisition costs pending the closing. In the event the transaction is completed, the loan will be an intercompany debt and thereafter be converted into additional equity in Myriad. The loan is secured by a lien on the assets of Myriad. The parties have agreed to use their best efforts to complete the transaction on or before July 1, 2005, unless such date is extended by the parties. Closing of the transaction is subject to numerous conditions, including: (i) negotiation and execution of a definitive acquisition agreement, as well as ancillary agreements such as employment agreements for certain principles of Myriad and the terms of the earn out payment; (ii) completion of due diligence by the parties; and (iii) completion of financial statements for Myriad in accordance with SEC requirements. Accordingly, there can be no assurance that the transaction will be completed, or completed upon the terms as described above.

As previously disclosed, during the quarter ended March 31, 2005 the Company changed its independent registered public accounting firm on two occasions. On January 17, 2005, the Company dismissed Pritchett, Siler & Hardy, P.C. as its independent public accountants, who had served as its independent registered accounting firm prior to the acquisition of TAG Entertainment, Inc. On that date the Company engaged Grobstein, Horwath & Company LLP as its new independent public accountants to audit its financial statements for the fiscal year ended December 31, 2004. However, as reported on its Current Report on Form 8-K of February 16, 2005, on February 9, 2005, Grobstein, Horwath & Company, LLP resigned as the Company's independent accountants. Grobstein did not report on the Company's consolidated financial statements for any fiscal year. As previously reported, effective February 24, 2005, the Company engaged AJ. Robbins, PC as its new independent registered public accounting firm to audit the financial statements for the fiscal year ending December 31, 2004 and 2005.

Item 6.    Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit Number	Description of Document
3.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock (Previously filed as exhibit 3.1 to Current Report on Form 8-K filed May 5, 2005).

4.1	Form of Secured Note Issued by TAG Entertainment Corp., dated March 30, 2005 (Previously filed as exhibit 4.1 to Current Report on Form 8-K filed April 4, 2005).

4.2	Form of Warrant Issued by TAG Entertainment Corp., dated March 30, 2005 (Previously filed as exhibit 4.2 to Current Report on Form 8-K filed April 4, 2005).

4.3	Form of Warrant Issued by TAG Entertainment Corp., dated May 4, 2005 (Previously filed as exhibit 4.1 to Current Report on Form 8-K filed May 5, 2005).

10.1	Form of Securities Purchase Agreement between TAG Entertainment Corp., and Investors, dated March 30, 2005 (Previously filed as exhibit 10.1 to Current Report on Form 8-K filed April 4, 2005)

10.2	Form of Security Agreement between TAG Entertainment Corp., TAG Entertainment USA, Inc. and Investors, dated March 30, 2005 (Previously filed as exhibit 10.2 to Current Report on Form 8-K filed April 4, 2005).

10.3	Subsidiary Guarantee by TAG Entertainment USA, Inc., dated March 30, 2005 (Previously filed as exhibit 10.3 to Current Report on Form 8-K filed April 4, 2005).

10.4	Form of Registration Rights Agreement between TAG Entertainment Corp. and Investors, dated March 30, 2005 (Previously filed as exhibit 10.4 to Current Report on Form 8-K filed April 4, 2005).

10.5	Form of Secured $250,000 Note Issued by Myriad Pictures, Inc., dated March 30, 2005 (Previously filed as exhibit 10.1 to Current Report on Form 8-K filed April 5, 2005).

Exhibit Number	Description of Document

10.6	Form of Securities Purchase Agreement between TAG Entertainment Corp. and Investors, dated May 3, 2005 (Previously filed as exhibit 10.1 to Current Report on Form 8-K filed May 5, 2005).

10.7	Form of Registration Rights Agreement between TAG Entertainment Corp. and Investors, dated May 3, 2005 (Previously filed as exhibit 10.2 to Current Report on Form 8-K filed May 5, 2005).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, TAG caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2005

TAG ENTERTAINMENT CORP.

By:   /s/ Steve Austin

Steve Austin President and Chief Executive Officer, Chief Financial Officer