Form 10QSB
period 2005-06-30
TAG ENTERTAINMENT CORP
filed 2005-08-12
CIK 1001133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

•	For the quarterly period ended June 30, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

•	For the transition period from to .

Commission File No. 333-96257

TAG Entertainment Corp.

(Exact name of Small Business Issuer as specified in its charter)

Delaware	13-3851304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 21,180,448 shares of common stock, $0.001 par value, issued and outstanding as of August 1, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes       No

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements	3
Item 2. Management's Discussion and Analysis or Plan of Operation	13
Item 3. Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	24

FORWARD LOOKING STATEMENTS

This report Form 10-QSB for TAG Entertainment Corp. (the "Company" or "TAG") contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements may be identified by terms such as "may," "intend," "will," "should," "could," "would," "expect," "believe," "estimate," "expect" or the negative of these terms, and similar expressions intended to identify forward-looking statements.

These forward-looking statements reflect the Company's current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present estimates and assumptions only as of the date of this report. Except for the ongoing obligation to disclose material information as required by federal securities laws, the Company does not intend to update readers concerning any future revisions to forward-looking statements to reflect events or circumstances occurring after the date of this report. Some of the factors that could cause actual results to vary from the forward-looking statements include:

•	the Company's inability to generate revenues sufficient to sustain operations or to raise capital as and when required;

•	unanticipated increases in development, production or marketing expenses related to the Company's business activities;

•	The Company's inability to effectively compete with other entertainment providers;

•	The Company's inability to protect its intellectual property from infringement by others;

•	The Company's inability to fully implement its business plan for any reason; or

•	The loss of the services of the Company's Chief Executive Officer or other key employees.

In evaluating forward-looking statements, readers should consider the factors identified above as well as those risks outlined in the section of this report titled "Management's Discussion and Analysis or Plan of Operation". Although we believe that expectations reflected in the forward-looking statements are reasonable, future results, levels of activity, or achievements are not assured.

Part I
Item 1.    Financial Statements

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash	$2,188,000	$23,000
Accounts receivable	350,000	531,000
Note receivable	255,000	5,000
Other current assets	248,000	25,000
Total current assets	3,041,000	584,000
Capitalized film costs, net	1,894,000	2,053,000
Investments in limited partnerships	696,000	688,000
Equipment, net	98,000	162,000
Other assets	237,000	16,000
	$5,966,000	$3,503,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$577,000	$828,000
Bank overdrafts	—	124,000
Amounts payable to affiliated partnerships	1,052,000	1,871,000
Deferred revenue	—	81,000
Due to related party	77,000	—
Notes payable	247,000	495,000
Deferred production funding	297,000	191,000
Accrued residuals	57,000	51,000
Accrued salaries	365,000	370,000
Accrued payroll taxes	169,000	168,000
Total current liabilities	2,841,000	4,179,000
6% Series A convertible preferred stock $.001 par value: 500,000 shares authorized; 5,000 shares outstanding; mandatorily redeemable, $5,000,000 redemption value; net of unamortized discount	279,000	—
Commitments and contingencies
Minority interest	2,302,000	2,338,000
Stockholders' equity (deficit)
Common stock, $.001 par value: 50,000,000 shares authorized; 21,180,000 and 21,062,000 shares outstanding	21,000	21,000
Additional paid-in capital	9,060,000	3,167,000
Accumulated deficit	(8,537,000)	(6,202,000)
Total stockholders' equity (deficit)	544,000	(3,014,000)
	$5,966,000	$3,503,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Revenue
Film revenue	$128,000	$81,000	$359,000	$321,000
Management fees	90,000	112,000	180,000	225,000
Overhead fees	60,000	90,000	120,000	150,000
Studio rental income	—	125,000	—	225,000
Total revenue	278,000	408,000	659,000	921,000
Operating expenses
Amortization of film costs	52,000	30,000	196,000	206,000
Studio rent and other expenses	10,000	217,000	43,000	349,000
Selling, general and administrative	996,000	729,000	1,666,000	1,457,000
Total operating expenses	1,058,000	976,000	1,905,000	2,012,000
Loss from operations	(780,000)	(568,000)	(1,246,000)	(1,091,000)
Interest expense	(984,000)	—	(984,000)	—
Interest and other income	7,000	2,000	11,000	5,000
Net loss before minority interest	(1,757,000)	(566,000)	(2,219,000)	(1,086,000)
Minority interest	20,000	6,000	19,000	7,000
Net loss	$(1,737,000)	$(560,000)	$(2,200,000)	$(1,079,000)
Net loss per common share – basic and diluted	$(0.08)	$(0.03)	$(0.10)	$(0.06)
Weighted average shares – basic and diluted	21,069,000	17,299,000	21,065,000	17,241,000

See accompanying notes to consolidated financial statements

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30 (unaudited)

	2005	2004
Cash flows from operating activities
Net loss before minority interest	$(2,219,000)	$(1,086,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film costs	196,000	206,000
Depreciation	27,000	20,000
Stock issued for services	167,000	—
Amortization of discount on debt financings	782,000	—
Amortization of deferred financing costs	21,000	—
Changes in operating assets and liabilities:
Accounts receivable	181,000	(77,000)
Investments in films	(37,000)	(906,000)
Bank overdrafts	(124,000)	217,000
Accounts payable	(251,000)	(206,000)
Amounts payable to affiliated partnerships	(819,000)	205,000
Deferred revenue	(81,000)	275,000
Accrued salaries	(5,000)	300,000
Other	(88,000)	(7,000)
Net cash used in operating activities	(2,250,000)	(1,059,000)
Cash flows from investing activities
Issuance of notes receivable	(250,000)	(5,000)
Investment in film partnerships	(8,000)	(180,000)
Proceeds from disposition of equipment	49,000	—
Purchases of equipment	(12,000)	(24,000)
Net cash used in investment activities	(221,000)	(209,000)
Cash flows from financing activities
Proceeds from issuance of notes payable	1,025,000	19,000
Payments on notes payable	(1,273,000)	—
Proceeds from issuance of convertible preferred stock	5,000,000	—
Proceeds from related party	85,000	—
Payments to related party	(8,000)	(55,000)
Proceeds from private placement offerings due to related party	—	322,000
Proceeds from private placement offerings of common stock	88,000	336,000
Payment of financing costs	(370,000)	(31,000)
Minority interest capital contributed (returned)	(17,000)	4,000
Proceeds for film production	106,000	65,000
Net cash provided by financing activities	4,636,000	660,000
Net increase (decrease) in cash	2,165,000	(608,000)
Cash at beginning of period	23,000	685,000
Cash at end of period	$2,188,000	$77,000
Supplemental disclosure of cash flow information: Interest and original issue discount paid	$197,000	$4,000

See accompanying notes to consolidated financial statements

TAG ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles and Use of Estimates

The accompanying consolidated condensed financial statements for the six month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2004 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but the disclosures contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Nature of Operations

TAG Entertainment Corp. (the "Company" or "TAG") is a Delaware corporation headquartered in Beverly Hills, California. The Company is engaged in the development, production and distribution of motion pictures and the management of studio facilities. The Company also acquires the copyrights and/or distribution rights to already completed films for media exhibition. In order to finance film production, the Company raises funds through the establishment of single purpose limited partnerships and through the sale of equity or debt securities. TAG Entertainment USA, Inc. ("TAG USA"), the Company's wholly-owned subsidiary, serves as the sole general partner of the following four limited partnerships: Majestic Film Partners, LP, Majestic Film Partners II, LP, Majestic Film Partners III, LP and Majestic Film Partners IV, LP (the "Limited Partnerships"). TAG USA is also the distributor of films produced by numerous other limited partnerships as well as assists in facilitating the production and distribution of films produced by limited partnerships for which it receives an overhead and/or production fee. Five of these other limited partnerships have as their general partner an entity owned and controlled by Steve Austin, the Company's Chief Executive Officer.

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

Merger

On November 22, 2004, TAG USA was acquired by Power Marketing, Inc., a Delaware corporation. In the transaction, TAG USA merged with a subsidiary of Power Marketing, Inc. and became a wholly-owned subsidiary of Power Marketing, Inc., now operating as a separate entity. As a result of this transaction, the stockholders and other security holders of TAG USA became the owner of approximately 90% of the Company's outstanding shares of common stock. In connection with the merger, Power Marketing changed its corporate name to TAG Entertainment Corp., obtained the new trading symbol TAGE.OB and all of the officers and directors of Power Marketing resigned and Mr. Austin, who was the majority shareholder, Chief Executive Officer and sole director of TAG USA became the Company's Chief Executive Officer, Chief Financial Officer and sole director. As discussed below, the Company recently appointed five additional individuals to its board of directors. The transaction was treated as a reverse merger and a recapitalization of the Company for reporting purposes. The holders of approximately 1,122,000 shares of common stock of TAG USA that did not consent in writing to the Company's acquisition of TAG USA are entitled to exercise appraisal rights under the California Corporations Code. In the event such holders elect to exercise these rights, the Company would be required to purchase the shares of common stock of TAG USA held by them in lieu of issuing shares of the Company's common stock at the exchange ratio applicable to the transaction.

Going Concern and Management Plans

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative cash flows from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern and the Company's independent auditors have included a "going concern" explanatory paragraph in their report on the Company's financial statements for the year ended December 31, 2004. The Company is currently devoting its efforts to raising additional capital and ultimately achieving profitable operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company closed on a bridge financing in the amount of $1,000,000 on March 30, 2005. On May 4, 2005, the Company completed a $5,000,000 preferred stock financing and retired the bridge loan.

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

Minority Interests

TAG consolidates the Limited Partnerships for which it is the sole general partner. The amount of minority interest represents the aggregate net limited partnership capital of each partnership offset by 99% of accumulated Limited Partnership losses.

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

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options totaling 7,595,000 and 67,000 at June 30, 2005 and 2004, respectively as the effects would be anti-dilutive.

NOTE 2 - AMOUNTS PAYABLE TO AFFILIATED PARTNERSHIPS

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

The Company has recorded interest on amounts borrowed from related entities at the prime leading rate and has included accrued interest in the amounts due to and from the related entities.

NOTE 3 - DEFERRED PRODUCTION FUNDING

TAG deposited funds obtained from third party producers for the purpose of producing specific films. In exchange for an ownership or participation percentage in the film, the third party producer has agreed to finance a portion of the production. Since no funds directly related to the production had been expended at June 30, 2005, the amounts received have been included as a liability until such time as the production costs are incurred.

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

On May 4, 2005 the Company consummated a subsequent financing transaction with the holders of these notes, pursuant to which these secured notes were repaid in full and the Company fulfilled its obligations under the Security Agreement and Guaranty. In this financing transaction, the Company completed a private placement of shares of its Series A Convertible Preferred Stock, par value $.001 per share, and warrants to purchase shares of TAG's common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000. The Company repaid out of the gross proceeds the secured notes the Company issued to the investors in the bridge financing completed March 30, 2005. After payment of the notes and financing expenses in the amount of approximately $370,000, the Company received net proceeds of approximately $3,480,000 from this financing. The Company plans to use the net proceeds for the production, acquisition and distribution of feature films and general working capital. Financing expenses will be amortized over the three year maturity period of the Preferred Stock. Deferred financing expenses totaled $349,000 at June 30, 2005 and are included with other current assets ($123,000) and other assets ($226,000).

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

In connection with the issuance of the Preferred Stock and the related warrants, the Company allocated the net proceeds between the instruments based on the relative fair value of the warrants and the Preferred Stock before valuation of the beneficial conversion feature. The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of seven years, an average risk free interest rate of 2.5%, a dividend yield of 0%, and a volatility of 115%. Accordingly, the Company recorded an increase in additional paid-in capital and a discount against the Preferred Stock of $2,586,000 in connection with the issuance of the Preferred Stock and warrants. The discount related to the warrants is being amortized and charged to interest expense over the three year maturity period. Amortization of $144,000 was recorded as interest expense during the three and six months ended June 30, 2005.

The Company evaluated the beneficial conversion feature of the Preferred Stock by measuring the effective conversion price after the discount for the warrants against the current market price of TAG's common stock of $3 per share at closing. In recognition of the intrinsic value of the conversion feature, the company recorded an additional discount of $2,414,000 against the Preferred Stock with a corresponding increase in additional paid-in-capital. The discount is being amortized over three years and charged against retained earnings.

Each share of Preferred Stock, which has a stated value of $1,000 per share, earns cumulative dividends at a rate of 6% per annum and matures three years from the date of issuance. The dividend and liquidation rights of the Preferred Stock are senior to those of its common stock. The Preferred Stock does not carry voting rights.

As previously reported, in January 2005 the Company commenced a private placement offering under Rule 506, promulgated under the Securities Act of 1933. During the six months ended June 30, 2005, $88,000 had been raised in connection with the issuance of 29,000 shares.

NOTE 5 - LITIGATION

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

An arbitration was filed on July 20, 2004; Philipson vs. Animal Partners, LP, et al, with the American Arbitration Association ("AAA") which named TAG as a respondent. An amended petition initiating the Arbitration (the "Petition") allegedly arose out of the petitioners' purchase of several units of the Animal Partners Limited Partnership (the "LP"). The petition alleged that respondents did not fully report financial information of the LP to the petitioners. TAG sent the matter to its legal counsel; however, TAG is neither a Limited Partner nor General Partner of the "LP". TAG's association with the "LP" is as distributor of the motion picture Miracle Dogs produced by the LP. The case was settled in March 2005 and TAG was released from any claims. TAG acquired the outstanding LP shares owned by the petitioners for $200,000.

Item 2.    Management's Discussion and Analysis or Plan of Operation

This management's discussion and analysis of financial condition and results of operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. This discussion also contains forward-looking statements that involve risks and uncertainties. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. Actual results may differ from these estimates under different assumptions or conditions.

Nature of Operations

TAG Entertainment Corp. is a Delaware corporation headquartered in Beverly Hills, California. We are engaged in the development, production and distribution of motion pictures and the management of studio facilities. We also acquire the copyrights and/or distribution rights to already completed films for media exhibition. In order to finance film production, we raise funds through the establishment of single purpose limited partnerships and through the sale of equity or debt securities. TAG Entertainment USA, Inc. ("TAG USA"), the Company's wholly-owned subsidiary, serves as the sole general partner of the following four limited partnerships: Majestic Film Partners, LP, Majestic Film Partners II, LP, Majestic Film Partners III, LP and Majestic Film Partners IV, LP (the "Limited Partnerships"). TAG USA is also the distributor of films produced by numerous other limited partnerships as well as assists in facilitating the production and distribution of films produced by limited partnerships for which it receives an overhead and/or production fee. Certain of these other limited partnerships have as their general partner an entity owned and controlled by Steve Austin, our Chief Executive Officer.

Our revenues are derived from motion picture distribution, which includes theatrical, home entertainment, television and international distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of the Company's productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis. Our primary operating expenses include the following: direct operating expenses, which include amortization of production or acquisition costs, participation and residual expenses; distribution and marketing expenses; which primarily include the costs of theatrical "prints and advertising" and of video and DVD duplication and marketing; and general and administration expenses, which include salaries and other overhead.

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

Going Concern and Management Plans

Our financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative cash flows from operations and has a working capital deficit and a stockholder deficit, which raises substantial doubt about its ability to continue as a going concern and the Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements in the year ended December 31, 2004. We are currently devoting efforts to raising additional capital and ultimately achieving profitable operations. The Company's ability to continue as a going concern is dependent upon our ability to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. We closed on a bridge financing in the amount of $1,000,000 on March 30, 2005. On May 4, 2005, we completed a $5,000,000 preferred stock financing and retired the bridge loan.

On March 30, 2005, we entered into a letter of intent to acquire 100% of the outstanding common stock of Myriad Pictures, Inc., which is engaged in the film production and distribution business. The letter of intent provides for a purchase price of approximately $4,000,000, including an earnout payment of up to $2,000,000 to be negotiated prior to closing of the transaction. The earnout may be paid in cash or in shares of the Company's common stock, at our option. In addition, we intend to invest an additional $750,000 to provide Myriad with working capital and debt repayment after the closing. Included in the purchase price, a $1,000,000 promissory note will be issued, payable over 12 months following the closing.

In connection with the execution of the letter of intent, we provided Myriad with a short term loan of $250,000, bearing interest at the rate of 3% per annum, which Myriad will use for working capital and transition costs pending the closing. After closing of the transaction, the loan will convert into additional investment in Myriad. The loan is secured by a lien on the assets of Myriad.

Management is actively pursuing and has entered discussions regarding additional financing to support the proposed acquisition, related expansion plans, and ongoing operations.

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

As facilitator or producer of various films through limited partnerships established for the sole purpose of financing the production of motion pictures, our Chief Executive Officer has assigned to TAG his management fee rights during the production period.

Rental revenue from short-term operating leases studio facilities is recognized over the term of the lease.

Cash payments received which may include minimum guarantees are recorded as deferred revenue until all conditions of revenue recognition have been met.

Cash Equivalents

For purposes of reporting cash flows, we consider all short-term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

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

Films in progress include the accumulated costs of production for film projects which have not yet been completed.

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

Earnings per Common Share

We computed earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options totaling 7,595,000 and 67,000 at June 30, 2005 and 2004 as the effects would be anti-dilutive.

Results of Operations

Three and Six Months Ended June 30, 2005 as compared to June 30, 2004

Revenue

Gross revenues for the three months ended June 30, 2005 and 2004 were $278,000 and $408,000, respectively; a decrease of $130,000. For the six months ended June 30, 2005 and 2004, revenues were $659,000 and $921,000, a decrease of $262,000. The decrease in revenues was principally attributable to the decrease in studio rental income. In the current year, there was no rent income arising from film production activity as compared to rental income of $125,000 and $225,000 during the three and six months ended June 30, 2004. In addition, management and overhead fees also decreased slightly. Film revenues increased slightly as a result of stronger video sales of certain library productions.

Expenses

Expenses for the three months ended June 30, 2005 were $1,058,000 compared to $976,000 in the prior year period, an increase of $82,000. For the six months ended June 30, 2005, expenses were $1,905,000 compared to $2,012,000 in the prior year period, a decrease of $107,000. For the three month period, the increase resulted primarily from increased general and administrative expenses in strengthening corporate reporting and control processes in connection with our recent transition as a publicly reported company. For the six month period, the decrease was primarily attributed to lower studio expenses, offset by increased administrative expenses associated with our transition as a public company.

Interest expense was $984,000 for the three and six months ended June 30, 2005 and included discount amortization associated with bridge financing retired in May 2005 ($788,000), amortization of convertible preferred stock discount associated with related warrants ($144,000), and accrued interest on the Company's convertible preferred stock. There was no interest expense in the prior year periods.

Minority Interest

The consolidated income effect attributable to the minority interest for the three and six months ended June 30, 2005 was $20,000 and $19,000, respectively, compared to $6,000 and $7,000 in the corresponding prior year periods. The increase was attributed to slightly higher losses experienced by limited partnerships that are consolidated for financial reporting purposes.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities and issuance of debt instruments. Through June 30, 2005, we had received in excess of $12 million from such offerings including approximately $7 million raised by TAG USA prior to its merger with Power Marketing.

As of December 31, 2004, the Company had minimal cash and cash equivalents as we were in the process of completing various financing arrangements. In March 2005, we completed a secured debt financing transaction which provided cash of $1,000,000. The secured notes were to mature March 30, 2006 and the principal amount of the notes was $1,150,000 with a 15% yield funded as original issuance discount. We also granted the investors warrants to purchase a total of 500,000 shares of TAG common stock, exercisable at $1.00 per share, subject to adjustment upon certain events, including as a result of its sale of equity securities at a price below the exercise price. The warrants are exercisable at any time on or before March 30, 2010.

On May 4, 2005, we consummated a subsequent financing transaction with the holders of the secured notes, pursuant to which the secured notes were repaid in full and we fulfilled our obligations under the Security Agreement and Guaranty we entered in connection with our secured note financing. In this financing transaction, we completed a private placement of shares of TAG's Series A Convertible Preferred Stock, par value $.001 per share, and warrants to purchase shares of TAG's common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000. We repaid out of the gross proceeds the secured note the Company issued to the investor in the bridge financing completed March 30, 2005. After payment of the note and offering expenses in the amount of approximately $350,000, the Company received net proceeds of approximately $3,500,000 from this financing. The Company plans to use the net proceeds for the production, acquisition and distribution of feature films and general working capital.

In this financing, we issued 5,000 shares of Preferred Stock, convertible at the option of the holder into an initial aggregate amount of 2,000,000 shares of common stock, par value $.001 per share, at an initial conversion price of $2.50 per share, and warrants to purchase an initial aggregate amount of 2,000,000 shares of common stock at an initial exercise price of $2.50 per share, which are immediately exercisable and expire in seven years. Each share of Preferred Stock, which has a stated value of $1,000 per share, earns cumulative dividends at a rate of 6% per annum and matures three years from the date of issuance. The dividend and liquidation rights of the Preferred Stock are senior to those of its common stock. The Preferred Stock does not carry voting rights.

Net cash used for operating activities for the six months ended June 30, 2005 was $2,250,000 which primarily resulted from the Company's operating losses, as well as amounts advanced to certain partnerships to fund completion of films where the Company is engaged as producer and distributor. In addition, cash was utilized for reductions of payables and bank overdrafts.

Net cash used for operating activities for the six months ended June 30, 2004 was $1,059,000 which primarily consisted of a net loss of $1,086,000 along with film investments of $906,000, offset by increases in accrued salaries of $300,000, amounts payable to affiliated partnerships of $205,000, and deferred revenue of $275,000.

Net cash used in investing activities for the first six months of 2005 was $221,000, compared to $209,000 in the prior year. In 2005, the Company loaned $250,000 in connection with a proposed acquisition; in 2004, amounts were invested in certain film partnerships totaling $180,000.

Net cash provided by financing activities for the six months of 2005 was $4,636,000 which primarily consisted of proceeds from debt financings offset by financing costs. Net cash provided by financing activities in 2004 was $660,000 which primarily included proceeds from the issuance of common stock and private placement proceeds payable to the chief executive officer of the Company.

Cash Requirements and Need for Additional Funds

With the completion of the recent $5 million preferred stock financing, we received net proceeds of approximately $3.5 million after retirement of the $1 million bridge loan and payment of closing costs.

The proceeds will be used to fund its near term working capital requirements and business model objectives. In connection with the execution of its business strategy and related expansion plans, including the recently announced proposed acquisition of Myriad Pictures, we intend to either undertake private placements of its securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of its securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on the Company's business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than projected, we will need to raise a greater amount of funds than currently expected.

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

The Company has incurred debt to unconsolidated partnerships in the aggregate amount of $1.1 million as of June 30, 2005, which we required during the course of managing operations and facilitating the activities of the partnerships. In addition, cash transfers were required between affiliated partnerships to meet cash flow needs and other obligations.

TAG USA in its capacity as general partner and distributor of various films produced by the limited partnerships is allowed to charge monthly overhead and production fees which get recorded to and against related party transactions. We also plan on making a formal purchase offer to the various partnerships in return for shares of its stock, which if consummated, would eliminate any current and future outstanding balances owed to the partnerships. TAG has recorded interest on amounts borrowed from related entities at the prime lending rate.

We have entered into various agreements by which the Company may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company's obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company's obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

Item 3.    Controls and Procedures

Disclosure Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and

Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that current disclosure controls and procedures are effective as of the period covered by the quarterly report on Form 10-QSB.

Internal Controls

In connection with the merger of Power Marketing and TAG USA in November 2004, we adopted and implemented numerous measures in connection with its ongoing efforts to improve control processes and corporate governance. These changes are required to effect our transition from a privately-held corporation to a public company that files periodic reports under the Securities Exchange Act of 1934, as amended. As a private company, the Company was not required to adopt the types of internal control procedures that a public company must adopt and maintain. Accordingly, since the merger, we have has taken numerous steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. These measures included the following:

•	We increased the membership of the board of directors to consist of six persons, four of whom are independent, as such term is defined in the Marketplace Rules of the Nasdaq Stock Market. We designated one independent director as "Audit Committee Financial Expert."

•	We determined to hire an individual to serve as Chief Financial Officer on a full-time basis.

•	We formalized a Code of Ethics and Business Conduct. The Code of Ethics is designed to promote ethical conduct and full, fair and accurate disclosure in its periodic reports. We have re-emphasized to our finance and accounting personnel the importance of these requirements.

•	We have recruited new personnel to the finance organization who have expertise in financial controls and reporting, including a corporate controller, and made other changes in finance personnel to improve the overall quality and level of experience of the finance organization.

•	We have reorganized the finance and general and administrative functions to improve financial oversight.

•	We have made changes in the organizational structure to provide a clearer segregation of responsibilities in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support the preparation of quarterly and annual financial statements.

•	We have adopted and implemented standard financial policies and procedures on a comprehensive basis. These policies provide finance and accounting guidance and include process documentation designed to ensure consistent application of policies and procedures.

We continue to implement additional measures in response to specific accounting and reporting weaknesses, including personnel and organizational changes to improve supervision and increased training for finance and accounting personnel. We will continue to develop new policies and procedures and educate and train employees on existing policies and procedures in an effort to continuously improve internal controls and the control environment.

Except for the improvements described above, there have been no other changes in the internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

We do not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II

Item 1.    Legal Proceedings

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on TAG, except as set forth below.

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

An arbitration was filed on July 20, 2004, Philipson vs. Animal Partners, LP, et al, with the American Arbitration Association which named TAG USA as a respondent. The arbitration allegedly arises out of the petitioners' purchase of several units of the Animal Partners Limited Partnership. The petition alleges that respondents have never fully reported any financial information pertaining to the limited partnership to the petitioners. TAG USA was named as a respondent despite the fact that it is neither a limited partner nor the general partner of the limited partnership. TAG USA has a distribution arrangement with the limited partnership whereby it serves as the distributor of the motion picture Miracle Dogs, which was produced by the limited partnership. This matter was settled in March 2005 and TAG USA was released from any claims. As part of this settlement, TAG acquired the outstanding limited partnership interests owned by the petitioners for $200,000.

The Company is involved in various claims and other legal proceedings that arise from time to time in the ordinary course of business. We do not believe any of these matters will have a material adverse affect on TAG's financial position or results of operations. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have valid defenses in these matters, in the future we may incur judgments or enter into settlements of claims that could have a material adverse affect on TAG's financial position or results of operations in any particular period.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, we completed a private placement with Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. of shares of TAG's Series A Convertible Preferred Stock, par value $.001 per share, and warrants to purchase shares of TAG's common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000. We repaid out of the gross proceeds the secured notes we issued to the investors in the bridge financing completed March 30, 2005. After payment of the notes and offering expenses in the amount of approximately $370,000, we received net proceeds of approximately $3,480,000 from this financing. We plan to use the net proceeds for the production, acquisition and distribution of feature films and general working capital.

In this financing, we issued 5,000 shares of Preferred Stock, convertible at the option of the holder into an initial aggregate amount of 2,000,000 shares of common stock, par value $.001 per share, at an initial conversion price of $2.50 per share, and warrants to purchase an initial aggregate amount of 2,000,000 shares of common stock at an initial exercise price of $2.50 per share, which are immediately exercisable and expire in seven years. Each share of Preferred Stock, which has a stated value of $1,000 per share, earns cumulative dividends at a rate of 6% per annum and matures three years from the date of issuance. The dividend and liquidation rights of the Preferred Stock are senior to those of its common stock. The Preferred Stock does not carry voting rights.

We have the right to require the investors to convert their shares of Preferred Stock into shares of common stock under certain conditions, as described in the Certificate of Designations, Rights and Preferences of Series A Preferred Stock. In addition, we will be required to redeem the Preferred Stock on its maturity date, which is three years from the closing date, at its stated value plus any accrued and unpaid dividends. The Company will also be required to redeem the Preferred Stock upon a default of the financing agreements or a change of control at redemption prices that vary, depending on the circumstances and timing of the redemption, between 101% and 120% of the sated value of the Preferred Stock, plus unpaid dividends.

Both the Preferred Stock and the warrants contain anti-dilution protection in the event that we issue shares of common stock or securities convertible into shares of common stock at a price less than (a) the conversion price of the Preferred Stock, (b) the exercise price of the warrants or (c) the then-current market price of its common stock. In addition, if at any time the conversion price for the Preferred Stock is less than an amount equal to 80% of the then-current market price of the common stock, the conversion price will be reset to be equal to such amount. The Preferred Stock will provide, however, that the conversion price cannot be adjusted to an amount that is less than $1.00, except for an event such as a stock split, stock dividend or similar events. We have also granted to the investors a participation right in future financings and agreed that for a period of at least 90 days from closing that we will not effect subsequent placements of its securities, subject to certain exemptions from these restrictions.

The sale of the Preferred Stock and warrants to the Investors was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and/or Regulation D. Accordingly, these securities may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirement. We filed a registration statement covering the resale of the shares of common stock issuable pursuant to the shares of Preferred Stock and warrants pursuant to the registration rights agreement we entered into with the investors. This registration statement has been declared effective by the Securities and Exchange Commission.

As previously reported, in January 2005, we commenced a private placement offering of shares of common stock under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder. This offering expired during the fiscal quarter ended June 30, 2005. An aggregate amount of 29,480 shares of common stock were issued at a per share price of $3.00. We received a total of $88,440 from these sales which will be used for working capital and general corporate purposes. We relied on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder to issue the securities, inasmuch as the shares were offered and sold only to accredited investors.

Stock Repurchases

During the six months ended June 30, 2005, we did not repurchase any shares of its common stock.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

In connection with the consummation of the sale of 5,000 shares of Series A Preferred Stock and warrants on May 4, 2005, as described above, the holder of a majority of the Company's outstanding shares of common stock executed a written consent approving the terms of the transaction, including the anti-dilution provisions of the Certificate of Designations, Rights and Preferences of Series A Preferred Stock.

Item 5.    Other Information

On May 2, 2005, we appointed the following five persons to serve as members of the Company's board of directors: Mr. John Botti, Mr. Carl McCall, Mr. Marvin Rosen, Mr. James Schneider and Mr. Raymond Skiptunis. Messrs. Schneider, McCall and Rosen were also appointed to the compensation committee of the board on such date and Mr. Schneider was named Chairman of this committee.

On June 6, 2005, TAG's board of directors constituted an Audit Committee and a Nominating and Corporate Governance Committee. The board appointed Messrs. Botti, McCall and Schneider to serve on the Audit Committee and appointed Mr. Botti as Chairman of the Audit Committee. The board also appointed Messrs. Botti, McCall and Rosen to serve on the Nominating and Corporate Governance Committee and named Mr. McCall as Chairman of such committee. Each of Messrs. Botti, McCall, Rosen and Schneider are independent members of the board of directors as determined under the criteria established by the NASDAQ stock market. Mr. Skiptunis presently provides services to TAG pursuant to a consulting agreement.

As previously disclosed, on March 30, 2005, we entered into a Letter of Intent to acquire a privately held company, Myriad Pictures, Inc., which is engaged in the film distribution business. The Letter of Intent provides for a purchase price of approximately $4,000,000, including an earn out payment of up to $2,000,000 which will be negotiated by the parties prior to closing of the transaction. The earnout may be paid in cash or in shares of its common stock, at its option. In addition, we have committed to use an additional $750,000 to provide Myriad with working capital and debt repayment after the closing. Of the purchase price, $1,000,000 will be evidenced by a promissory note, payable over 12 months following the closing. In connection with the execution of the Letter of Intent, we provided Myriad with a short term loan of $250,000 which Myriad will use for working capital and to pay for its acquisition costs pending the closing. In the event the transaction is completed, the loan will be an intercompany debt and thereafter be converted into additional equity in Myriad. The loan is secured by a lien on the assets of Myriad. The parties have agreed to use their best efforts to complete the transaction during the quarter ending September 30, 2005. Closing of the transaction is subject to numerous conditions, including: (i) negotiation and execution of a definitive acquisition agreement, as well as ancillary agreements such as employment agreements for certain principles of Myriad and the terms of the earn out payment; (ii) completion of due diligence by the parties; and (iii) completion of financial statements for Myriad in accordance with SEC requirements. Accordingly, there can be no assurance that the transaction will be completed, or completed upon the terms as described above.

The Company leased an industrial condominium of approximately 10,000 square feet for use as a production studio in Chatsworth, California under a three year lease which commenced in December 2004. Our rent obligation under this lease was $8,000 per month. In May 2005, an entity affiliated with our Chief Executive Officer purchased the premises from the landlord and in August 2005, the lease with TAG was terminated effective in May 2005 with no further obligation to the Company in connection with the lease.

Item 6.    Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit Number	Description of Document
3.1	Certificate of Designations, Rights and Preferences of Series A Preferred Stock (Previously filed as exhibit 3.1 to Current Report on Form 8-K filed May 5, 2005).
4.1	Form of Secured Note Issued by TAG Entertainment Corp., dated March 30, 2005 (Previously filed as exhibit 4.1 to Current Report on Form 8-K filed April 4, 2005).
4.2	Form of Warrant Issued by TAG Entertainment Corp., dated March 30, 2005 (Previously filed as exhibit 4.2 to Current Report on Form 8-K filed April 4, 2005).
4.3	Form of Warrant Issued by TAG Entertainment Corp., dated May 4, 2005 (Previously filed as exhibit 4.1 to Current Report on Form 8-K filed May 5, 2005).

Exhibit Number	Description of Document
10.1	Form of Securities Purchase Agreement between TAG Entertainment Corp., and Investors, dated March 30, 2005 (Previously filed as exhibit 10.1 to Current Report on Form 8-K filed April 4, 2005)
10.2	Form of Security Agreement between TAG Entertainment Corp., TAG Entertainment USA, Inc. and Investors, dated March 30, 2005 (Previously filed as exhibit 10.2 to Current Report on Form 8-K filed April 4, 2005).
10.3	Subsidiary Guarantee by TAG Entertainment USA, Inc., dated March 30, 2005 (Previously filed as exhibit 10.3 to Current Report on Form 8-K filed April 4, 2005).
10.4	Form of Registration Rights Agreement between TAG Entertainment Corp. and Investors, dated March 30, 2005 (Previously filed as exhibit 10.4 to Current Report on Form 8-K filed April 4, 2005).
10.5	Form of Securities Purchase Agreement between TAG Entertainment Corp. and Investors, dated May 3, 2005 (Previously filed as exhibit 10.1 to Current Report on Form 8-K filed May 5, 2005).
10.6	Form of Registration Rights Agreement between TAG Entertainment Corp. and Investors, dated May 3, 2005 (Previously filed as exhibit 10.2 to Current Report on Form 8-K filed May 5, 2005).
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, TAG caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2005	TAG ENTERTAINMENT CORP. By: /s/ Steve Austin Steve Austin President and Chief Executive Officer, Chief Financial Officer