Form 10QSB
period 2005-09-30
TAG ENTERTAINMENT CORP
filed 2005-11-18
CIK 1001133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
(310) 277-3700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 21,195,448 shares of common stock, $0.001 par value, issued and outstanding as of November 11, 2005.

Transitional Small Business Disclosure Format (Check one): Yes No

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements
Item 2.	Management's Discussion and Analysis or Plan of Operation
Item 3.	Controls and Procedures
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

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

Part I

Item 1. Financial Statements

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

ASSETS	September 30, 2005	December 31, 2004
Current assets
Cash	$203,000	$23,000
Accounts receivable	2,777,000	531,000
Notes receivable	1,455,000	5,000
Other current assets	521,000	25,000
Total current assets	4,956,000	584,000
Capitalized film costs, net	1,566,000	2,053,000
Investments in limited partnerships	946,000	688,000
Equipment, net	92,000	162,000
Other assets	195,000	16,000
	$7,755,000	$3,503,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,091,000	$828,000
Bank overdrafts	—	124,000
Amounts payable to affiliated partnerships	1,799,000	1,871,000
Deferred revenue	—	81,000
Notes payable	175,000	495,000
Deferred production funding	338,000	191,000
Accrued residuals	64,000	51,000
Accrued salaries	340,000	370,000
Accrued payroll taxes	169,000	168,000
Total current liabilities	3,976,000	4,179,000
6% Series A convertible preferred stock $.001 par value: 500,000 shares authorized; 5,000 shares outstanding; mandatorily redeemable, $5,000,000 redemption value; net of unamortized discount	694,000	—
Commitments and contingencies
Minority interest	2,109,000	2,338,000
Stockholders' equity (deficit)
Common stock, $.001 par value: 50,000,000 shares authorized; 21,180,000 and 21,062,000 shares outstanding	21,000	21,000
Additional paid-in capital	9,104,000	3,167,000
Accumulated deficit	(8,149,000)	(6,202,000)
Total stockholders' equity (deficit)	976,000	(3,014,000)
	$7,755,000	$3,503,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Revenue
Film revenue	$721,000	$510,000	$1,080,000	$831,000
Production fees	800,000	—	800,000	—
Management fees	68,000	90,000	248,000	315,000
Overhead fees	159,000	60,000	279,000	210,000
Studio rental income	—	44,000	—	269,000
Total revenue	1,748,000	704,000	2,407,000	1,625,000
Operating expenses
Amortization of film costs	328,000	410,000	524,000	616,000
Studio rent and other expenses	—	141,000	43,000	490,000
Legal settlement	—	500,000	—	500,000
Selling, general and administrative	736,000	1,281,000	2,402,000	2,738,000
Total operating expenses	1,064,000	2,332,000	2,969,000	4,344,000
Income (loss) from operations	684,000	(1,628,000)	(562,000)	(2,719,000)
Interest expense	(291,000)	—	(1,275,000)	—
Interest and other income	4,000	—	15,000	5,000
Net income (loss) before minority interest	397,000	(1,628,000)	(1,822,000)	(2,714,000)
Minority interest	192,000	16,000	211,000	23,000
Net income (loss)	$589,000	$(1,612,000)	$(1,611,000)	$(2,691,000)
Net income (loss) per share
Basic	$0.03	$(0.09)	$(0.08)	$(0.16)
Diluted	$0.02	$(0.09)	$(0.08)	$(0.16)
Weighted average shares
Basic	21,107,000	17,406,000	21,079,000	17,296,000
Diluted	24,589,000	17,406,000	21,079,000	17,296,000

See accompanying notes to consolidated financial statements

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 (unaudited)

	2005	2004
Cash flows from operating activities
Net loss before minority interest	$(1,822,000)	$(2,714,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film costs	524,000	616,000
Depreciation	35,000	27,000
Stock issued for services	177,000	580,000
Stock issued for legal settlement	—	500,000
Amortization of discount on debt financings	996,000	—
Amortization of deferred financing costs	53,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,446,000)	(142,000)
Investments in films	(37,000)	(948,000)
Bank overdrafts	(124,000)	—
Accounts payable	263,000	(51,000)
Amounts payable to affiliated partnerships	(39,000)	915,000
Deferred revenue	(81,000)	8,000
Accrued salaries	(30,000)	425,000
Other	19,000	(9,000)
Net cash used in operating activities	(1,512,000)	(793,000)
Cash flows from investing activities
Issuance of notes receivable	(2,250,000)	—
Investment in film partnerships	(258,000)	(475,000)
Payment of proposed acquisition costs	(278,000)	—
Proceeds from disposition of equipment	49,000	5,000
Purchases of equipment	(14,000)	(24,000)
Net cash used in investment activities	(2,751,000)	(494,000)
Cash flows from financing activities
Proceeds from issuance of notes payable	1,025,000	19,000
Payments on notes payable	(1,345,000)	(211,000)
Proceeds from issuance of convertible preferred stock	5,000,000	—
Proceeds from exercise of warrants	—	75,000
Proceeds from private placement offerings due to related party	—	322,000
Proceeds from private placement offerings of common stock	88,000	1,352,000
Payment of private offering proceeds due to related party	—	(442,000)
Payment of financing costs	(455,000)	(169,000)
Minority interest capital returned	(17,000)	—
Proceeds for film production	147,000	65,000
Net cash provided by financing activities	4,443,000	1,011,000
Net increase (decrease) in cash	180,000	(276,000)
Cash at beginning of period	23,000	685,000
Cash at end of period	$203,000	$409,000
Supplemental disclosure of cash flow information:
Interest and original issue discount paid	$272,000	$9,000

See accompanying notes to consolidated financial statements

TAG ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles and Use of Estimates

The accompanying consolidated condensed financial statements for the nine month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2004 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

In connection with the execution of the letter of intent, the Company provided Myriad with a short term loan of $250,000, bearing interest at the rate of 3% per annum, which Myriad will use for working capital and transition costs pending the closing. After closing of the transaction, the loan will convert into additional investment in Myriad. The loan is secured by a lien on the assets of Myriad. Other current assets at September 30, 2005 include $280,000 in deferred acquisition costs related to legal, accounting and related due diligence efforts associated with the Myriad transaction.

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

Production fees are earned on films where the Company has been engaged as producer by limited partnerships formed to finance the movie. In certain cases, such fees are fixed in amount and are earned and billed during the production process. In other cases, the Company earns a fee based on the revenues of the film and therefore recognizes its fee when revenues are determined and reported by the distributors of the film.

On certain films, the Company earns management fees in connection with its role as production manager for the limited partnerships where the Chief Executive Officer of the Company has assigned to TAG his management fee rights during the production period.

The Company bills overhead fees to limited partnerships for reasonable, direct and allocable costs arising during the management of film projects.

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

At September 30, 2005, the Company's receivables included $2 million to be collected from an international film distributor for sub-distribution rights on a film completed and delivered during the quarter. In addition, the Company issued a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.2 million at September 30, 2005. The receivable from distributor represents a minimum guarantee under a distribution contract with the Company to be collected from receipts in various foreign markets. The note receivable, which matures during the fourth quarter of 2005 and bears interest at 12% per annum, will be collected from the partnership after payment of distribution and production fees and expenses related to the film. While estimates of gross receipts, including video and DVD sales, support the stated values of these amounts, the collection of these balances is subject to inherent risks associated with the worldwide performance of the film and general conditions in the various foreign markets.

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

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted EPS is similar to the basic EPS computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. For the three months ended September 30, 2005, the diluted EPS amount includes 3,482,000 common shares that are potentially dilutive. The diluted EPS amounts for the nine months ended September 30, 2005 and the three and nine month periods ended September 30, 2004 do not reflect the impact of common share equivalents arising from warrants and options totaling 7,535,000 and 4,990,000 at September 30, 2005 and 2004, respectively as the effects would be anti-dilutive in those periods.

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

NOTE 3 – DEFERRED PRODUCTION FUNDING

TAG deposited funds obtained from third party producers for the purpose of producing specific films. In exchange for an ownership or participation percentage in the film, the third party producer has agreed to finance a portion of the production. Since no funds directly related to the production had been expended at September 30, 2005, the amounts received have been included as a liability until such time as the production costs are incurred.

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

On May 4, 2005 the Company consummated a subsequent financing transaction with the holders of these notes, pursuant to which these secured notes were repaid in full and the Company fulfilled its obligations under the Security Agreement and Guaranty. In this financing transaction, the Company completed a private placement of shares of its Series A Convertible Preferred Stock, par value $.001 per share, and warrants to purchase shares of TAG's common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000. The Company repaid out of the gross proceeds the secured notes the Company issued to the investors in the bridge financing completed March 30, 2005. After payment of the notes and financing expenses in the amount of approximately $370,000, the Company received net proceeds of approximately $3,480,000 from this financing. The Company plans to use the net proceeds for the production, acquisition and distribution of feature films and general working capital. Financing expenses are being amortized over the three year maturity period of the Preferred Stock.

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

In connection with the issuance of the Preferred Stock and the related warrants, the Company allocated the net proceeds between the instruments based on the relative fair value of the warrants and the Preferred Stock before valuation of the beneficial conversion feature. The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of seven years, an average risk free interest rate of 2.5%, a dividend yield of 0%, and a volatility of 115%. Accordingly, the Company recorded an increase in additional paid-in capital and a discount against the Preferred Stock of $2,586,000 in connection with the issuance of the Preferred Stock and warrants. The discount related to the warrants is being amortized and charged to interest expense over the three year maturity period. Amortization of $214,000 and $358,000 was recorded as interest expense during the three and six months ended September 30, 2005.

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

As part of its current financing efforts for operations and the proposed transaction with Myriad, the company has incurred financing costs totaling $83,000 through September 30, 2005. Deferred financing expenses totaled $402,000 at September 30, 2005 and are included with other current assets ($207,000) and other assets ($195,000).

As previously reported, in January 2005 the Company commenced a private placement offering under Rule 506, promulgated under the Securities Act of 1933. This offering was terminated during the quarter ended June 30, 2005. A total of $88,000 was raised in connection with the issuance of 29,000 shares.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company's subsidiary, TAG Entertainment USA, Inc., is entering into production and distribution agreements with Wild Stallion Productions LP, an unaffiliated third party that holds the rights to the motion picture Wild Stallion. These arrangements provide TAG Entertainment with the rights to produce and distribute the motion picture. In July 2005, TAG Entertainment USA agreed to guarantee a loan in the amount of $250,000 made by an individual lender to Wild Stallion Productions in order to induce the lender to make this loan. The loan proceeds have been used by Wild Stallion for the production of the motion picture. This loan, which bears interest at the rate of 10% per annum, was due on August 15, 2005 and has not been repaid by the limited partnership. The lender, however, has neither demanded repayment from the limited partnership nor notified TAG Entertainment USA of its intention to collect under the guarantee.

The Company was named in an administrative proceedings with the securities regulatory agency in the state of Texas regarding a private placement of limited partnership interests of Supercross the Movie, L.P. made to investors in that state by Supercross the Movie, L.P. On or about February 16, 2005, the Texas Securities Bureau and counsel for TAG and Supercross agreed that Supercross the Movie, L.P. would undertake a rescission offer for the limited partnership interests of Supercross sold in Texas and to make all the required filings in that state. Counsel for Supercross is in the process of drafting the rescission offer to the investors in Texas who subscribed for Supercross, the Movie L.P. interests. The estimated amount of partnership interests that would be subject to the rescission offer is approximately $660,000.

An arbitration was filed on July 20, 2004, Philipson vs. Animal Partners, LP, et al, with the American Arbitration Association which named TAG USA as a respondent. The arbitration allegedly arises out of the petitioners' purchase of several units of the Animal Partners Limited Partnership. The petition alleges that respondents have never fully reported any financial information pertaining to the limited partnership to the petitioners. TAG USA was named as a respondent despite the fact that it is neither a limited partner nor the general partner of the limited partnership. TAG USA has a distribution arrangement with the limited partnership whereby it serves as the distributor of the motion picture Miracle Dogs, which was produced by the limited partnership. This matter was settled in March 2005 and TAG USA was released from any claims. As part of this settlement, TAG acquired the outstanding limited partnership interests owned by the petitioners for $200,000. As of the date hereof, the parties have fully performed their obligations under the settlement agreement.

The Maryland Securities Bureau is investigating the role of TAG Entertainment Corp. in certain private offerings made by certain limited partnerships (collectively, the "LPs") for which the Company produced motion pictures in light of the relationships between TAG and the LPs. The state has alleged that the sale of limited partnership interests to investors in Maryland by these limited partnerships may not have been made in compliance with the "blue sky" laws of Maryland. In September 2005, the Maryland Securities Bureau demanded that these LPs conduct a rescission offer with respect to the limited partnership interests sold to Maryland residents and also indicated its intention to seek a civil penalty of $5,000 against each LP for these alleged violations. TAG and the LPs are currently negotiating with the Maryland Securities Bureau to reach a mutually agreeable settlement of these allegations and anticipate that each LP will offer rescission to the investors residing in Maryland. The total amount of interests sold in Maryland by these LPs was $419,000.

On September 21, 2005 a complaint entitled Grobstein, Horwath & Co., LLP ("Grobstein") vs. TAG Entertainment Corp., et al. was filed in the Superior Court of The State of California, County of Los Angeles, Northwest Division. The plaintiff, the Company's former auditing firm, alleges that the Company owes the sum of approximately $152,000 arising out of an agreement related to Grobstein's resignation as the Company's auditing firm. Management believes it has valid defenses to the claims of the plaintiff and intends to defend the action vigorously. The Company received an extension of time in which to answer until November 21, 2005 and management intends to file a timely response. Based on the facts currently known, management believes that the resolution of this claim will not have a materially adverse effect on TAG's financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to the Company's position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on the Company's financial condition.

Certain limited partners in the entity Funny Money the Movie, L.P. have demanded that this limited partnership agree to rescind their purchase of limited partnership interests, in the aggregate amount of $275,000, plus interest. The limited partnership has reached an agreement in principal with these limited partners and expects to finalize, execute and exchange the settlement documents among the relevant parties during the quarter ending December 31, 2005. Further, these limited partners have claimed that the Company, due to its contractual relationship with the limited partnership, has responsibility for the actions of the limited partnership. Management has denied any responsibility for the actions taken in the name of the limited partnership and believes the Company would have meritorious defenses to any claim asserted against it. Accordingly, management does not believe that the resolution of this claim will have a materially adverse effect on the Company's financial condition.

However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on the Company's financial condition.

On November 10, 2005, we received a notification from Park Avenue Entertainment, LLC claiming that TAG Entertainment has materially breached an agreement between the two companies to produce a motion picture currently in development. Claimant has demanded that TAG pay the sum of $135,000 pursuant to the termination clauses of the agreement. We are disputing this claim and have asserted claims against Park Avenue Entertainment concerning their failure to properly perform under the agreement. We intend to vigorously defend any proceeding that may be commenced against us. Management is unable to determine at this time whether this claim will have a material adverse impact on the Company's financial condition, results of operations or cash flow.

The Company is involved in various claims and other legal proceedings that arise from time to time in the ordinary course of business, including claims asserted by guilds and unions representing creative talent. Based on the facts of which it is currently aware, management does not believe any of these matters will have a material adverse effect on TAG's financial position or results of operations. Litigation is inherently unpredictable and excessive verdicts do occur. Although management believes the Company has valid defenses in these matters, in the future the Company may incur judgments or enter into settlements of claims that could have a material adverse effect on TAG's financial position or results of operations in any particular period. Further, no assurances can be given that management's assessment of these claims will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of some or all of these claims could potentially have a material adverse effect on our financial condition.

TAG Entertainment Corp. and/or its subsidiary, TAG Entertainment USA, Inc. have been involved in various claims made or threatened against certain limited partnerships. Although these claims concern the actions of the specific limited partnerships, the Company has been involved in these proceedings due to the interests arising out of its production and distribution activities on behalf of these limited partnerships and, in certain situations, where an affiliate of TAG's Chief Executive Officer serves as general partner of the limited partnership entity. In certain situations, the arrangements have led to limited partners asserting claims against and seeking redress from the Company. Regardless of the ultimate liability to any of these claimants, these disputes may impose financial and administrative challenges that may require the application of the Company's resources and the time and attention of management. Further, based on our production relationship with certain limited partnerships, cash resources were used to satisfy obligations of the limited partnerships and although the Company expects reimbursement from the limited partnerships, this cannot be assured. These situations have negatively impacted the Company's cash position and distracted management from focusing on our business. With respect to claims, adverse decisions or settlements may occur in one or more of these matters and it is not possible to estimate the possible loss or losses, if any. Based on the facts of which we are currently aware, management believes that the resolution of these claims will not have a materially adverse effect on the Company's financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of some or all of these claims could potentially have a material adverse effect on the Company's financial condition.

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

Merger

On November 22, 2004, TAG USA was acquired by Power Marketing, Inc., a Delaware corporation. In the transaction, TAG USA merged with a subsidiary of Power Marketing, Inc. and became a wholly-owned subsidiary of Power Marketing, Inc., now operating as a separate entity. As a result of this transaction, the stockholders and other security holders of TAG USA became the owner of approximately 90% of the Company's outstanding shares of common stock. In connection with the merger, Power Marketing changed its corporate name to TAG Entertainment Corp., obtained the new trading symbol TAGE.OB and all of the officers and directors of Power Marketing resigned and Mr. Austin, who was the majority shareholder, Chief Executive Officer and sole director of TAG USA became the Company's Chief Executive Officer, Chief Financial Officer and sole director. Subsequently, we appointed five additional individuals to our board of directors, four of whom are independent. The transaction was treated as a reverse merger and a recapitalization of the Company for reporting purposes. The holders of approximately 1,122,000 shares of common stock of TAG USA that did not consent in writing to the Company's acquisition of TAG USA are entitled to exercise appraisal rights under the California Corporations Code. In the event such holders elect to exercise these rights, we would be required to purchase the shares of common stock of TAG USA held by them in lieu of issuing shares of the Company's common stock at the exchange ratio applicable to the transaction. The holders of an aggregate of 50,000 shares notified us in accordance with the California Corporations Code that they intend to exercise their appraisal rights. We are currently negotiating with these holders to resolve this matter.

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

Production fees are earned on films where the Company has been engaged as producer by limited partnerships formed to finance the movie. In certain cases, such fees are fixed in amount and are earned and billed during the production process. In other cases, the Company earns a fee based on the revenues of the film and therefore recognizes its fee when revenues are determined and reported by the distributors of the film.

On certain films, the Company earns management fees in connection with its role as production manager for the limited partnerships where the Chief Executive Officer of the Company has assigned to TAG his management fee rights during the production period.

The Company bills overhead fees to limited partnerships for reasonable, direct and allocable costs arising during the management of film projects.

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

At September 30, 2005, the Company's receivables included $2 million to be collected from an international film distributor for sub-distribution rights on a film completed and delivered during the quarter. In addition, the Company issued a note for production funding provided to the investor partnership that owns underlying rights to this film. The note receivable balance was $1.2 million at September 30, 2005. The receivable from distributor represents a minimum guarantee under a distribution contract with the Company to be collected from receipts in various foreign markets. The note receivable, which matures during the fourth quarter of 2005 and bears interest at 12% per annum, will be collected from the partnership after payment of distribution and production fees and expenses related to the film. While estimates of gross receipts, including video and DVD sales, support the stated values of these amounts, the collection of these balances is subject to inherent risks associated with the worldwide performance of the film and general conditions in the various foreign markets.

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

Earnings per Common Share

We computed earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted EPS is similar to the basic EPS computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. For the three months ended September 30, 2005, the diluted EPS amount includes the impact of 3,482,000 common shares that are potentially dilutive. The diluted EPS amounts for the nine months ended September 30, 2005 and the three and nine month periods ended September 30, 2004 do not reflect the impact of common share equivalents arising from warrants and options totaling 7,535,000 and 4,990,000 at September 30, 2005 and 2004, respectively as the effects would be anti-dilutive in those periods.

Results of Operations

Three and Nine Months Ended September 30, 2005 as compared to September 30, 2004

Revenue

Gross revenues for the three months ended September 30, 2005 and 2004 were $1,748,000 and $704,000, respectively; an increase of $1,044,000. For the nine months ended September 30, 2005 and 2004, revenues were $2,407,000 and $1,625,000, an increase of $782,000. The increase in revenues was principally attributable to increased film distribution fees and production fees arising on guaranteed receipts from the delivery of a film released for international distribution. In addition, the Company completed film production activities on another film where it earned fees as production manager. Overhead fees increased as a result of increased production and related administrative support activity for various film projects. The Company has discontinued leasing a studio during the current year, therefore there was no rent income arising from film production activity as compared to rental income of $44,000 and $269,000 during the three and nine months ended September 30, 2004.

Expenses

Expenses for the three months ended September 30, 2005 were $1,064,000 compared to $2,332,000 in the prior year period, a decrease of $1,268,000. For the nine months ended September 30, 2005, expenses were $2,969,000 compared to $4,344,000 in the prior year period, a decrease of $1,375,000. For the three and nine month periods, the decrease resulted primarily from decreased general and administrative expenses; in addition, a legal settlement of $500,000 was included in prior period results. General and administrative expenses have declined primarily as a result of decreased consulting fees in the current year. In addition, studio expenses have decreased as a result of the discontinued leasing of a studio this year.

Interest expense was $291,000 and $1,275,000 for the three and nine months ended September 30, 2005 and included discount amortization associated with bridge financing retired in May 2005 ($788,000), amortization of convertible preferred stock discount associated with related warrants ($216,000 and $360,000 for the three and nine months, respectively), and interest on the Company's convertible preferred stock. There was no interest expense in the prior year periods.

Minority Interest

The consolidated income effect attributable to the minority interest for the three and nine months ended September 30, 2005 was $192,000 and $211,000, respectively, compared to $16,000 and $23,000 in the corresponding prior year periods. The increase was attributed to higher losses experienced by limited partnerships, primarily through increased amortization of film costs that are consolidated for financial reporting purposes.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities and issuance of debt instruments. Through September 30, 2005, we had received in excess of $12 million from such offerings, including approximately $7 million raised by TAG USA prior to its merger with Power Marketing.

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

On May 4, 2005, we consummated a subsequent financing transaction with the holders of the secured notes, pursuant to which the secured notes were repaid in full and we fulfilled our obligations under the Security Agreement and Guaranty we entered in connection with our secured note financing. In this financing transaction, we completed a private placement of shares of TAG's Series A Convertible Preferred Stock, par value $.001 per share, and warrants to purchase shares of TAG's common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000. We repaid out of the gross proceeds the secured note the Company issued to the investor in the bridge financing completed March 30, 2005. After payment of the note and offering expenses in the amount of approximately $370,000, the Company received net proceeds of approximately $3,500,000 from this financing. The Company is using the net proceeds for the production, acquisition and distribution of feature films and general working capital.

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

Net cash used for operating activities for the nine months ended September 30, 2005 was $1,512,000 which primarily resulted from the Company's operating losses, as well as amounts advanced to certain partnerships to fund completion of films where the Company is engaged as producer and distributor. Net cash used for operating activities for the nine months ended September 30, 2004 was $793,000 which primarily consisted of the Company's operating loss along with film investments of $948,000, offset by increases in accrued salaries of $425,000 and amounts payable to affiliated partnerships of $915,000.

Net cash used in investing activities for the first nine months of 2005 was $2,751,000 compared to $494,000 in the prior year. In 2005, the Company loaned $250,000 in connection with a proposed acquisition and issued a note for the provision of production completion funds on a film that was released during the third quarter. In addition, the Company incurred $278,000 in costs related to a proposed acquisition and invested $258,000 in film partnerships. In 2004, amounts were invested in certain film partnerships totaling $475,000.

Net cash provided by financing activities for the nine months of 2005 was $4,443,000 which primarily consisted of proceeds from debt financings offset by financing costs. Net cash provided by financing activities in 2004 was $1,011,000 which primarily included proceeds from the issuance of common stock and private placement proceeds payable to the chief executive officer of the Company.

Our subsidiary, TAG Entertainment USA, Inc., is entering into production and distribution agreements with Wild Stallion Productions LP, an unaffiliated third party that holds the rights to the motion picture Wild Stallion. These arrangements provide TAG Entertainment with the rights to produce and distribute the motion picture. In July 2005, TAG Entertainment USA agreed to guarantee a loan in the amount of $250,000 made by an individual lender to Wild Stallion Productions in order to induce the lender to make this loan. The loan proceeds have been used by Wild Stallion for the production of the motion picture. This loan, which bears interest at the rate of 10% per annum, was due on August 15, 2005 and has not been repaid by the limited partnership. The lender, however, has neither demanded repayment from the limited partnership nor notified TAG Entertainment USA of its intention to collect under the guarantee.

Cash Requirements and Need for Additional Funds

With the completion of the recent $5 million preferred stock financing, we received net proceeds of approximately $3.5 million after retirement of the $1 million bridge loan and payment of closing costs. We are using these proceeds to fund the Company's near term working capital requirements and business model objectives. In connection with the execution of our business strategy and related expansion plans, including the proposed acquisition of Myriad Pictures, we intend to either undertake private placements of the Company's securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of its securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on the Company's business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than projected, we will need to raise a greater amount of funds than currently expected.

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

The Company has incurred debt to unconsolidated partnerships in the aggregate amount of $1.8 million as of September 30, 2005, which we required during the course of managing operations and facilitating the activities of the partnerships. In addition, cash transfers were required between affiliated partnerships to meet cash flow needs and other obligations.

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

We have entered into various agreements by which the Company may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company's obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company's obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

Item 3.    Controls and Procedures

Disclosure Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (who also currently serves as our chief financial officer), of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls, as described in greater detail below. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the third quarter to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During our evaluation of disclosure controls and procedures for the quarter ended September 30, 2005 and in connection with our ongoing efforts to improve our internal control over financial reporting, certain deficiencies in our disclosure controls and procedures came to management's attention, including a need to improve the timeliness of the dissemination of information received from one of our third party service providers and ascertaining expense and related liabilities incurred by certain limited partnerships with which we have production and distribution relationships. We are continuing our efforts to improve both our disclosure controls and procedures and our internal control over financial reporting.

Internal Controls

In connection with the merger of Power Marketing and TAG USA in November 2004, we adopted and implemented numerous measures in connection with its ongoing efforts to improve control processes and corporate governance. These changes are required to effect our transition from a privately-held corporation to a public company that files periodic reports under the Securities Exchange Act of 1934, as amended. As a private company, the Company was not required to adopt the types of internal control procedures that a public company must adopt and maintain. Accordingly, since the merger, we have has taken numerous steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. These measures, which either have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, include the following:

•	We increased the membership of the board of directors to consist of six persons, four of whom are independent, as such term is defined in the Marketplace Rules of the Nasdaq Stock Market. We designated one independent director as "Audit Committee Financial Expert."

•	We determined to hire an individual to serve as Chief Financial Officer on a full-time basis.

•	We formalized a Code of Ethics and Business Conduct. The Code of Ethics is designed to promote ethical conduct and full, fair and accurate disclosure in its periodic reports. We have re-emphasized to our finance and accounting personnel the importance of these requirements.

•	We have recruited new personnel to the finance function who have expertise in financial controls and reporting, including a corporate controller, and made other changes in finance personnel to improve the overall quality and level of experience of the finance organization.

•	We have reorganized the finance and general and administrative functions to improve financial oversight.

•	We have made changes in the organizational structure to provide a clearer segregation of responsibilities in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support the preparation of quarterly and annual financial statements.

•	We have adopted and implemented standard financial policies and procedures on a comprehensive basis. These policies provide finance and accounting guidance and include process documentation designed to ensure consistent application of policies and procedures.

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

Except for the improvements described above, there have been no other changes in the internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

The Company was named in an administrative proceedings with the securities regulatory agency in the state of Texas regarding a private placement of limited partnership interests of Supercross the Movie, L.P. made to investors in that state by Supercross the Movie, L.P. On or about February 16, 2005, the Texas Securities Bureau and counsel for TAG and Supercross agreed that Supercross the Movie, L.P. would undertake a rescission offer for the limited partnership interests of Supercross sold in Texas and to make all the required filings in that state. The estimated amount of partnership interests that would be subject to the rescission offer is approximately $660,000.

An arbitration was filed on July 20, 2004, Philipson vs. Animal Partners, LP, et al, with the American Arbitration Association which named TAG USA as a respondent. The arbitration allegedly arises out of the petitioners' purchase of several units of the Animal Partners Limited Partnership. The petition alleges that respondents have never fully reported any financial information pertaining to the limited partnership to the petitioners. TAG USA was named as a respondent despite the fact that it is neither a limited partner nor the general partner of the limited partnership. TAG USA has a distribution arrangement with the limited partnership whereby it serves as the distributor of the motion picture Miracle Dogs, which was produced by the limited partnership. This matter was settled in March 2005 and TAG USA was released from any claims. As part of this settlement, TAG acquired the outstanding limited partnership interests owned by the petitioners for $200,000. As of the date hereof, the parties have fully performed their obligations under the settlement agreement.

The Maryland Securities Bureau is investigating the role of TAG Entertainment Corp. in certain private offerings made by certain limited partnerships (collectively, the "LPs") for which we produced motion pictures in light of the relationships between TAG and the LPs. The state has alleged that the sale of limited partnership interests to investors in Maryland by these limited partnerships may not have been made in compliance with the "blue sky" laws of Maryland. In September 2005, the Maryland Securities Bureau demanded that these LPs conduct a rescission offer with respect to the limited partnership interests sold to Maryland residents and also indicated its intention to seek a civil penalty of $5,000 against each LP for these alleged violations. TAG and the LPs are currently attempting to reach a mutually agreeable settlement of these allegations and anticipate that each LP will offer rescission to the investors residing in Maryland. The total amount of interests sold in Maryland by these LPs was $419,000.

On September 21, 2005 a complaint entitled Grobstein, Horwath & Co., LLP ("Grobstein") vs. TAG Entertainment Corp., Steve Austin, et al. was filed in the Superior Court of The State of California, County of Los Angeles, Northwest Division. The plaintiff, the Company's former auditing firm, alleges that the Company owes the sum of approximately $152,000 arising out of an agreement related to Grobstein's decision to resign as the Company's auditing firm. We believe we have valid defenses to the claims of the plaintiff and intend to defend the action vigorously. We received an extension of time in which to answer until November 21, 2005 and we intend to timely file our answer. Based on the facts of which we are currently aware, management believes that the resolution of this claim will not have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

Certain limited partners in the entity Funny Money the Movie, L.P. have demanded that this limited partnership agree to rescind their purchase of limited partnership interests, in the aggregate amount of $275,000, plus interest. The limited partnership has reached an agreement in principal with these limited partners and expects to finalize, execute and exchange the settlement documents among the relevant parties during the quarter ending December 31, 2005. Further, these limited partners have claimed that the Company, due to its contractual relationship with the limited partnership, has responsibility for the actions of the limited partnership. We have denied any responsibility for the actions taken in the name of the limited partnership and believe we would have meritorious defenses to any claim asserted against us. Accordingly, we do not believe that the resolution of this claim will have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

On November 10, 2005, we received a notification from Park Avenue Entertainment, LLC claiming that TAG Entertainment has materially breached an agreement between the two companies to produce a motion picture. Claimant has demanded that TAG pay it the sum of $135,000 pursuant to the termination clauses of the agreement. We are disputing this claim and have asserted claims against Park Avenue Entertainment concerning their failure to properly perform under the agreement. We intend to vigorously defend any proceeding that may be commenced against us. Management is unable to determine at this time whether this claim will have a material adverse impact on the Company's financial condition, results of operations or cash flow.

The Company and its Chief Executive Officer are involved in a dispute with Mr. Jeff Franklin and F.W.E., Inc. regarding the production of two motion pictures and business dealings between Mr. Austin, our Chief Executive Officer, and Mr. Franklin. The disputes concern the production and distribution relationship regarding the films Funny Money and American Black Beauty. In each case, Mr. Franklin has alleged that TAG has not properly performed its obligations in connection with the production of these motion pictures. We have disputed the allegations of Mr. Franklin, have notified him of our potential claims against him and F.W.E. and have been engaged in protracted negotiations with him and F.W.E. in order to achieve a global settlement of the disagreements between the parties. Mr. Franklin has, as of October 28, 2005, demanded that we cease and desist from taking further actions towards the production of the film Funny Money and to take other actions in furtherance of unwinding the parties' relationship concerning that film. We have demanded an audit and accounting of all relevant books and records of Mr. Franklin and F.W.E. concerning these motion pictures. We are currently unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow.

The Company is involved in various claims and other legal proceedings that arise from time to time in the ordinary course of business, including claims asserted by guilds and unions representing creative talent. Based on the facts of which we are currently aware, management does not believe that any of these matters will have a material adverse effect on TAG's financial position or results of operations. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have valid defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on TAG's financial position or results of operations in any particular period. No assurances can be given that management's assessment of these claims will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of some or all of these claims could potentially have a material adverse effect on our financial condition. Further, the occurrence of intervening events may also result in management reconsidering their assessment of the impact of these matters.

TAG Entertainment Corp. and/or its subsidiary, TAG Entertainment USA, Inc. have been involved in various claims made or threatened against certain limited partnerships. Although these claims concern the actions of the specific limited partnerships, the Company has been involved in these proceedings due to the interests arising out of its production and distribution activities on behalf of these limited partnerships and, in certain situations, where an affiliate of TAG's Chief Executive Officer serves as general partner of the limited partnership entity. In certain situations, the arrangements have led to limited partners asserting claims against and seeking redress from the Company. Regardless of the ultimate liability to any of these claimants, these disputes may impose financial and administrative challenges that may require the application of our resources and the time and attention of our management. Further, based on our production relationship with certain limited partnerships, cash resources were used to satisfy obligations of the limited partnerships and although we expect reimbursement from the limited partnerships, this cannot be assured. These situations have negatively impacted our cash position and distracted management from focusing on our business. With respect to claims, adverse decisions or settlements may occur in one or more of these matters and it is not possible to estimate the possible loss or losses, if any. Based on the facts of which we are currently aware, management believes that the resolution of these claims will not have a materially adverse effect on the Company's financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of some or all of these claims could potentially have a material adverse effect on the Company's financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2005, we issued an aggregate of 9,500 shares of common stock in connection with the exercise of a warrant. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended September 30, 2005, we did not repurchase any shares of the Company's common stock.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Our subsidiary, TAG Entertainment USA, Inc., is entering into production and distribution agreements with Wild Stallion Productions LP, an unaffiliated third party that holds the rights to the motion picture Wild Stallion. These arrangements provide TAG Entertainment with the rights to produce and distribute the motion picture. In July 2005, TAG Entertainment USA agreed to guarantee a loan in the amount of $250,000 made by an individual lender to Wild Stallion Productions in order to induce the lender to make this loan. The loan proceeds have been used by Wild Stallion for the production of the motion picture. This loan, which bears interest at the rate of 10% per annum, was due on August 15, 2005 and has not been repaid by the limited partnership. The lender, however, has neither demanded repayment from the limited partnership nor notified TAG Entertainment USA of its intention to collect under the guarantee.

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

Date: November 17, 2005	TAG ENTERTAINMENT CORP.
	By:	/s/ Steve Austin
Steve Austin President and Chief Executive Officer, Chief Financial Officer