Form 10KSB
period 2005-12-31
TAG ENTERTAINMENT CORP
filed 2006-04-12
CIK 1001133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from to

333-96257

Commission file number

TAG ENTERTAINMENT CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3851304
(State of incorporation)	(IRS Employer Identification Number)

1333 Second Street, Suite 240
Santa Monica, CA 90401

(Address of principal executive office)

(310) 260-3350

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [Not applicable]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No

The issuer had revenues of $3,900,000 for the fiscal year ended December 31, 2005.

The aggregate market value of the voting stock held by non-affiliates on February 28, 2006 was approximately $14,000,000, based on the average bid and asked prices of the issuer’s common stock on such date.

As of March 31, 2006, the issuer had 21,314,948 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format: Yes       No

TAG ENTERTAINMENT CORP.
INDEX TO ANNUAL REPORT ON FORM 10-KSB

i

PART I

Item 1.  Description of Business

Forward Looking Statements

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words ‘‘may,’’ ‘‘would,’’ ‘‘could,’’ ‘‘will,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘plan,’’ and ‘‘estimate,’’ as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under ‘‘Risk Factors.’’

As used in this Report, references to the ‘‘we,’’ ‘‘us,’’ ‘‘our’’ refer to TAG Entertainment Corp. unless the context indicates otherwise. TAG Entertainment Corp. may be referred to herein as ‘‘TAG.’’ Our wholly-owned subsidiary, TAG Entertainment USA, Inc. (formerly known as TAG Entertainment, Inc.) will be referred to herein as ‘‘TAG USA.’’ TAG and TAG USA may be collectively referred to in this Annual Report as ‘‘TAG.’’

Overview

TAG Entertainment Corp. and its wholly-owned subsidiary, TAG Entertainment USA, Inc. are engaged in the independent production of family oriented feature films, television programming and other entertainment products for theatrical, television and home video distribution. We also seek to acquire rights to other entertainment properties and film libraries. To date, we have produced and/or obtained the exclusive, worldwide distribution rights to a total of fifteen feature length motion pictures, which films have been produced either by TAG USA or certain limited partnerships. Of these films, three were produced during 2005 and one additional film is currently in preproduction. We have also acquired certain rights to additional feature length motion pictures of varying quality and commercial potential. In 2004, we produced 21 episodes of the television series Arizona Highways: The Television Series for local broadcast. We are currently seeking financing (as discussed below) to produce additional feature films and purchase other family films and entertainment assets. We also intend to acquire certain limited partnerships, including those that granted us the exclusive, worldwide distribution rights to their films, five of which are associated with our Chief Executive Officer. TAG USA was founded in 1999 by Steve Austin, our Chairman and Chief Executive Officer.

Strategy and Source of Revenues

Our strategy is to produce family oriented entertainment products (primarily feature length motion pictures) appealing to a wide segment of the United States and the international theatrical and television audience. We believe that this target group is more predictable in their entertainment preferences than other segments of the entertainment consumer market, and ‘‘evergreen’’ in that younger children are not as likely to reject a motion picture as dated or lacking well known, contemporary stars. Family films are less likely to generate controversy that might adversely reflect on us and harm the prospects for a successful distribution. These factors also allow us to produce, market and distribute feature length films with relatively modest budgets as compared to mainstream motion pictures directed towards an older, more mature audience.

Our revenues are derived from motion picture production and distribution fees, which includes theatrical, home entertainment, television and international distribution. Theatrical revenues are derived from the theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis. Our primary operating expenses include the following: direct operating expenses, such as amortization of production or acquisition costs, participation and residual expenses; distribution and marketing expenses, which primarily include the costs of theatrical ‘‘prints and advertising’’ and of video and DVD duplication and marketing; and general and administration expenses, which include salaries and other overhead.

Corporate History

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

In connection with the merger, we changed our corporate name to TAG Entertainment Corp., all of our then-current officers and directors resigned and Mr. Austin, who was the majority shareholder, Chief Executive Officer and sole director of TAG USA became our Chief Executive Officer, Chief Financial Officer and sole director. During the 2005 fiscal year, we expanded our board to six directors, four of whom are independent. However, as of March 20, 2006, two of these directors resigned from their service on our board.

General Business Developments During the 2005 Fiscal Year

Bridge and Preferred Stock Financing

On March 30, 2005, we entered into a Securities Purchase Agreement with Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. under which we issued $1.0 million in aggregate principal amount of Senior Secured Notes and warrants to purchase 500,000 shares of common stock. We received gross proceeds of $1,000,000, which have been used for the production and distribution of films, including acquisition of additional product and/or distribution assets and for general working capital. The issuance of these securities was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirement.

On May 4, 2005, we completed a private placement with Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. of 5,000 shares of our 6% Series A Convertible Redeemable Preferred Stock, par value $.001 per share, and warrants to purchase 2,000,000 shares of common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000. We repaid out of the gross proceeds the secured notes that we issued to the investors in the bridge financing completed March 30, 2005 and described above. After payment of the notes and offering expenses in the amount of approximately $370,000, we received net proceeds of approximately $3,480,000 from this financing. We are using the net proceeds for the production, acquisition and distribution of feature films and general working capital. The Preferred Stock is convertible at the option of the holder into an initial aggregate amount of 2,000,000 shares of common stock, par value $.001 per share, at an initial conversion price of $2.50 per share; however, as described below, the conversion rate has been adjusted to $1.00. In addition, we are required to redeem the Preferred Stock (a) on its maturity date, which is three years from the issue date; (b) upon a change of control; or (c) if we commit a default under the transaction agreements. The warrants have an initial exercise price of $2.50 per share, are immediately exercisable and expire in seven years. The sale of the Preferred Stock and warrants to the Investors was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and/or Regulation D. Accordingly, these securities may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirement.

Letter of Intent with Myriad Pictures

On March 30, 2005, we entered into a Letter of Intent to acquire a privately held company, Myriad Pictures, Inc., which is engaged in the film production and distribution business. The Letter of Intent provided for a purchase price of approximately $4,000,000, including an earnout payment of up to $2,000,000. In connection with the execution of the Letter of Intent, we provided Myriad with a short term loan of $250,000, bearing interest at the rate of 3% per annum, which Myriad was to use for working capital and to pay for its acquisition costs pending the closing (the ‘‘Myriad Loan’’). The Myriad Loan is secured by a lien on the assets of Myriad. As of February 23, 2006, we notified Myriad that we were terminating negotiations and the letter of intent, effective immediately. Pursuant to its terms, the Myriad Loan, less certain expenses incurred by Myriad and its principle stockholders, was repayable by March 30, 2006 and we have not received repayment as of the date hereof.

Interests in Limited Partnerships

In addition to feature films produced directly by TAG USA and four limited partnerships for which it acts as general partner, our Chief Executive Officer has formed five other limited partnerships and limited liability companies that have engaged TAG USA to produce and distribute five additional feature length films. These companies are each managed by Mr. Austin through separate affiliated companies. TAG USA also acts as the exclusive, worldwide distributor for both affiliated and unaffiliated limited partnerships formed for the purposes of financing various movie projects. We are considering offering to acquire all of our affiliated and certain unaffiliated limited partnerships for shares of our common stock. No letter of intent for these acquisitions has been signed and the terms of the proposed acquisitions have not been determined, and there can be no assurance we will be successful in completing the acquisitions. Furthermore, we may determine to acquire less than all of the limited partnerships and the structure of any particular acquisition has not been determined. However, in the event the acquisitions are completed, the interests of our shareholders will be diluted. The following table lists each of the limited partnerships that we are currently considering acquiring, the title of the motion picture it produced and the identity of its general partner.

Limited Partnership	Motion Picture	General Partner
Majestic Film Partners LP	Castle Rock	TAG USA
Majestic Film Partners II LP	No Place Like Home	TAG USA
Majestic Film Partners III LP	Dumb Luck	TAG USA
Majestic Film Partners IV LP	Hansel & Gretel	TAG USA
Animal Partners LP	Miracle Dogs	Steve Austin Productions, LLC
Family Film Partners VI, LP	The Santa Trap	Austin Family Entertainment, Inc
Fairy Tale Partners III, LP	Red Riding Hood	Austin Family Entertainment, Inc
Motocross Kids LP	Moto X Kids	Austin Family Entertainment, Inc
Downtown the Movie LP*	Popstar	American Film Ventures, LLC
Supercross The Movie LP*	Supercross	Enriching Entertainment, LLC
American Black Beauty LP	American Black Beauty	Austin Family Entertainment, Inc

*	Denotes that the subject limited partnership is not affiliated with TAG, TAG USA or its Chief Executive Officer.

A description of these feature films produced and/or distributed are included below under the caption ‘‘Films Produced and/or Distributed by TAG USA.’’

Industry Overview

Motion Pictures

According to the Motion Picture Association of America (the ‘‘MPAA’’), the average theatrical (marketing and negative costs) costs of MPAA member companies (large studios) in 2005 remained in line with 2004 ($96.8 v. $96.2 million), but below the $100 million peak of 2003, despite increasing marketing costs of 5.2%. The average theatrical costs of MPAA members’ subsidiaries (defined as studio ‘‘classics’’ and specialty studios such as Fox Searchlight, Miramax) declined by 6.4% from about $40.4 million in 2004 to $37.8 million in 2005. With the exception of Supercross, we have limited our production costs to a maximum of $10 million for each of our motion pictures. Despite the limited resources generally available to independent studios, independent films have gained wider market approval and increased share of overall box office receipts in recent years. The motion picture industry consists of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures. Distribution involves the promotion and exploitation of motion pictures throughout the world in a variety of media, including theatrical exhibition, home entertainment, television and other ancillary markets.

In its 2005 MPA Market Statistics for the U.S. Entertainment Industry, the MPAA found that the motion picture industry has continued its growth, both domestically and internationally and that, since 1991, box office receipts have steadily increased and has grown, overall, by almost $6 billion over the past 20 years. The MPAA Report shows that box office receipts increased from $7.66 billion in 2000 to a high of $9.54 billion in 2004 with a slight decrease in 2005 to $8.99 billion. The MPAA Report indicated that the global box receipts, though down from a high of $25 billion in 2004 remained robust at $23 billion in 2005, an amount 46% percent higher than the 2000 box office receipts of $16 billion. In 2005, an all time high was set when 8 movies (all but one was rated PG-13 or lower) each grossed over $200 million in the domestic box office. Total theater admissions, however, decreased from about 1.54 billion patrons in 2004 to 1.4 billion patrons in 2005, a decrease of about 8.7%. As a percentage of entertainment options available, movie going outdrew total attendance at theme parks, sporting events combined (1.4 billion to 468 million), the MPAA determined. We believe this industry performance and growth potential will enable us to successfully compete in this industry.

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

Competition

Motion picture production and distribution are highly competitive businesses. We face competition from companies within the entertainment business, as well as from alternative forms of leisure entertainment. We compete with the other major studios, numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. Numerous organizations with which we compete in the motion picture industry have significantly greater financial and other resources than us.

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

The independent companies generally have more limited production and distribution capabilities than do the major studios. While certain independent companies may produce as many films as a major studio in any year, independent motion pictures typically have lower negative and marketing costs and are not as widely released as motion pictures produced and distributed by the major studios. Additionally, the independent companies may have limited or no internal distribution capability and may rely on the major studios for distribution and financing. These companies include Lions Gate Entertainment Corp., Dreamworks SKG and Newmarket Films.

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

Our Competitive Strengths and Strategy

Our strategy is to produce family oriented entertainment products (primarily feature length motion pictures intended for initial theatrical distribution) appealing to a wide segment of the United States and the international theatrical and television audience. As confirmed by box office receipts, the family entertainment market has consistently accounted for a large percentage of the annual gross revenues produced by motion pictures. For example, according to the MPAA, since 1968, nine of the top 10 grossing movies (based on U.S. Box Office figures) were all rated PG-13 or lower. Overall, sixteen of the top 20 grossing movies during same period were rated PG-13 or lower. In 2005, the top three grossing domestic box office films were, ‘‘Star Wars: Episode III Revenge of the Sith’’ ($380.3 million (rated PG-13);) ‘‘Harry Potter and the Goblet of Fire’’ ($289.2 million (rated PG-13)) and ‘‘The Chronicles of Narnia’’ ($288.8 million (rated PG)) all of which were family oriented movies, though each was, notably, the product of major studios with budgets in excess of one hundred million dollars ($100 Million). Overall, according to the MPAA, 18 of the top 20 grossing films of 2005 were rated PG-13 or lower. This trend, exhibiting a preference for family oriented films, is also manifested in the sale of home video devices, such as DVDs and videocassettes, where 16 of the top 20 highest grossing sales of such devices in 2004 are for films which were rated PG-13 or lower for gross sales of approximately $3.45 billion on a combined 14.55 million units sold.

We also believe that our target group is more predictable in their entertainment preferences than other segments of the entertainment consumer market, and ‘‘evergreen’’ in that younger children are not as likely to reject a motion picture as dated or lacking well known, contemporary stars. Family films are less likely to generate controversy that might adversely reflect on us and harm the prospects for a film’s successful distribution. These factors also allow us to produce, market and distribute feature length films with relatively modest budgets as compared to mainstream motion pictures directed towards an older, more mature audience.

We plan to build and capitalize on our film and television library by:

•	Producing new motion pictures and television series;

•	Aggressively marketing and repackaging our library’s titles;

•	Developing new distribution channels;

•	Acquiring additional motion pictures and television series;

•	Capitalizing on developments in technology; and

•	Exploiting international markets.

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

Pre-Production

During the pre-production stage, the production company usually selects a director, actors and other key creative and technical personnel, prepares a budget and secures the necessary financing. In cases involving unique or desired talent, commitments (sometimes known as ‘‘pay or play’’ commitments, under which talent must be paid certain fixed compensation, whether or not a picture is actually produced) must be made to keep performers available for the picture. Some pre-production activities may occur during development.

Principal Photography

Principal photography is the process of filming a motion picture and is the most costly stage in the production of a motion picture. Principal photography may take up to twelve weeks to complete for some projects. Bad weather at locations, the illness of a cast or crew member, disputes with local authorities or labor unions, a director’s or producer’s decision to re-shoot scenes for artistic reasons and other often unpredictable events can materially delay the scheduled completion of principal photography and substantially increase its costs. Once a motion picture reaches the principal photography stage, it usually will be completed, unless the producer is shooting in increments as funds become available, a practice born out of necessity existing in the independent feature film world to some degree. The cost of assuring its completion can sometimes be insured by means of a bonding instrument commonly known as a completion bond. Completion bonds however will add substantially to the cost of producing a motion picture.

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

Financing

Independent production companies generally finance their production activities on a picture-by-picture basis. Sources of funds for independent producers include bank loans, ‘‘pre-licensing’’ of distribution rights in exchange for minimum guarantees, motion picture participation interests, joint ventures and public motion picture support programs which include tax funds, tax credit provisions, and other governmental sources of capital for the motion picture industry.

Independent production companies generally attempt to obtain all or a substantial portion of their financing for a motion picture prior to commencement of principal photography, at which point production costs begin to be incurred. Obtaining license agreements with a distributor or distributors prior to completion of a motion picture which provide for payment of a minimum guarantee (often referred to as the ‘‘pre-licensing’’ or ‘‘pre-selling’’ of motion picture rights), may enable the producer to obtain financing for its project by using the contractual commitment of the distributor to pay the minimum guarantee as collateral to borrow production funding. Independent production companies typically finance production of their motion pictures pursuant to financing arrangements with banks and other lenders in which the lender receives an assignment of the production company’s right to payments of minimum guarantees by its distributors upon the delivery of the completed motion picture. The lenders are granted a security interest in the motion picture until the financing has been repaid. The independent production company may also be able to acquire additional production funds through ‘‘gap financing’’, whereby a lender loans a portion of the production costs based on the company’s estimate of the value of certain distribution rights. When the motion picture is delivered, the independent production company collects the minimum guarantees and uses them to repay the lender. In addition, the independent production company receives a production fee and generally retains a participation in net revenues from distribution of the motion picture.

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

Television production can generally be divided into two distinct markets: (a) network production, consisting of production for the broadcast networks (i.e., ABC, CBS, NBC, FOX, UPN and WB) and made-for-cable networks (i.e., pay and basic cable networks) and (b) first-run syndication production. In broadcast network and made-for-cable network production, a network generally orders a minimum number of initial episodes (approximately six to 13 episodes if produced for a broadcast network and approximately 13 to 22 episodes if produced for a cable network) of each new series for a license fee equal to a percentage of the program’s cost. The balance of the production cost for such shows (which is customarily lower for made-for-cable productions than for productions made for broadcast networks) is recouped through international sales and, if a series is successful, through syndication, second run domestic basic cable, and home entertainment sales. However, it may take up to four years until all the production costs are recouped. In the first-run syndication production business, a producer seeking to launch a new series, commits to produce a minimum number of episodes if the producer can ‘‘clear’’ the series by selling to individual television stations in sufficient markets throughout the country (generally comprising at least 75 percent of U.S. television households). Once produced, the episodes are immediately available for licensing to international broadcasters as well and can subsequently be licensed to a domestic basic cable network. This approach generally involves a lower production cost risk and earlier return on investment than the network production business; however, first-run syndicated programming generally reduces the potential total return on investment as compared to successful network production.

Feature Films and Television Series We Have Produced and Financed

Since our inception, we have produced and/or distributed a total of 15 films and 21 episodes of the Arizona Highways television series. Of these films, three were produced in 2005 and one additional film is in preproduction. We have produced these films either independently, while serving as the general partner of limited partnerships or on a contract basis on behalf of other limited partnerships, including (in certain cases) entities owned or controlled by our Chief Executive Officer. In each case, the limited partnership was created specifically for the purpose of serving as a vehicle to finance each particular film. Arizona Highways was produced directly by TAG USA for Robin Sewell Communications, which retained the distribution rights to the content. As described in detail below, the films we produce and/or distribute are typically financed through the sale (to unaffiliated investors) of limited partnership interests by the limited partnership entity that holds the ownership rights to the particular films. We have also raised capital for production costs through sales of equity or debt securities to accredited and or institutional investors in private placements pursuant to the exemption from registration provided by Regulation D under the Securities Act of 1933. In addition, we have been able to obtain substantial advances from our distributors for the production of certain of our motion pictures.

We have produced one film, ‘‘The Retrievers’’ directly and produced four other films through four consolidated limited partnerships (each of the Majestic Film Partners entities) for which we serve as general partner and we are entitled to receive a distribution fee. Of the other films produced by limited partnership entities that we do not control, five are for limited partnerships for which Steve

Austin, through an affiliated entity, serves as general partner. The remainder are limited partnerships that have an unaffiliated general partner. General partner fees are paid to the general partner, as described below under the caption ‘‘Limited Partnership Arrangements.’’ With respect to these unaffiliated motion pictures, we have entered into formal production and distribution agreements with the general partner. We include these projects in our library of family oriented feature films, which we present to distribution companies. We have, however, no ownership interests in these films.

With respect to each of the films referred to above, we serve as the producer and/or exclusive worldwide distributor for each and seek to arrange distribution with sub-licensees for the commercial exploitation of these films. Revenues received from the distribution and exploitation of these films are received directly by us or a sub-distributor. We have entered into distribution agreements with each of the limited partnerships for the worldwide distribution of the motion pictures by or on behalf of such limited partnerships, as described in the table set forth below under the heading ‘‘Films Produced and Distributed by TAG USA.’’ We will be paid normal and customary industry fees if and in the event it succeeds in arranging for distribution of these films.

Recent Motion Picture Production Activity

As summarized below, we recently produced three motion pictures. In addition, we have one additional film in pre-production. This table is provided for illustrative purposes only and the films may never be commercially distributed or completed. We have produced these films pursuant to production agreements we have entered into with non-affiliated limited partnerships that control the rights to the films.

Motion Picture	Producer(s)	Stage of Production	Anticipated Release Date
The Legend of William Tell	TAG USA	Completed and available for delivery	2006

Wild Stallion	TAG USA	Post- Production	2006

Miracle Dogs 2	TAG USA	Completed	All Media — Domestic — 2006 International — 2006

Limited Partnership Arrangements

The films we produce and distribute are typically financed films through the sale (to unaffiliated investors) of limited partnership interests in the limited partnerships that have been created as vehicles to finance each particular film. The limited partnership interests in the limited partnerships are offered by private placement to accredited investors who subscribe for the interests based on exemptions granted under the Securities Act of 1933.

Investors who subscribe to the limited partnership interests are entitled to recoup their investment and then share in the profits with TAG USA, depending on several factors. With respect to the limited partnerships, including those to which TAG USA is the general partner, in the event that the project succeeds in returning proceeds to the partnership from the commercial exploitation of the film, and to the extent funds are available, the limited partners are entitled to receive their money back out of 100% of the distributable cash of the limited partnership. The percentage to which a general partner is entitled typically ranges from 10%-25% of the distributable cash. Distributable cash is the gross partnership revenue minus the limited partnership operating expenses (including fees paid to the distributor), necessary reserves, all costs of the production of the film not paid by the partnership (such as loans) and any deferments or points entitlements. In each case, after the limited partners receive their capital contributions in full, plus interest (as applicable) distributable cash, if any, is typically divided between the general partner and the limited partners on a 60:40 ratio. The ratio may, however, vary depending on the limited partnership entity. The general partner may further distribute a percentage of available cash to third party distributors and licensees. As described previously, we may make an offer to acquire all of our affiliated and certain of the non-affiliated limited partnerships for shares of our common stock. However, no letter of intent for these acquisitions has been signed, the terms of the proposed acquisitions have not been determined, and there can be no assurance we will be successful in completing the acquisitions.

Typically, under the distribution agreements between TAG USA and the limited partnerships, TAG USA will pay each of the limited partnerships 70% of all the gross receipts actually received by TAG USA in connection with the rental and exhibition of the movies in theatres, homes and television, which amount is reduced by amounts paid to third parties in the form of deferrals and deferments. Additionally, TAG USA may, in certain instances, receive royalties on the sale of each of the movies in DVD or other home video format, including videocassettes, which are typically on the following terms:

•	where the video devices are manufactured and distributed by TAG USA, it will retain 25% of all of the gross receipts received on the sale of such video devices which are sold and not returned;

•	where the video devices are distributed by TAG USA pursuant to a sublicense agreement with an affiliated entity (where TAG USA is more than 50% owner), then TAG USA will earn royalties equal to 25% of the affiliated entity’s gross receipts from the sublicensed distribution;

•	where the video devices are distributed by TAG USA pursuant to a sublicense agreement between TAG USA and a party other than an affiliated entity, then TAG USA will earn royalties equal to 75% of the third-party’s gross receipts from the sublicensed distribution exclusive of manufacturing charges and out-of-pocket expenses incurred in connection with the grant of the sublicense; and

•	where TAG USA markets the video devices directly to consumers then the royalties for such sales will be equal to the amounts of video devices sold and not returned multiplied by the average wholesale royalty (defined term in each contract) of video devices containing the picture.

Our Films and Television Series

Films Produced and/or Distributed by TAG and TAG USA

The films that we have produced and/or distributed are summarized below with principal talent and a brief synopsis for each production.

General Partner/ Limited Partnership	Motion Picture	Production Date	Rating	Cast and Director	Synopsis
TAG USA / Majestic Film Partners LP (1)	Castle Rock	1999	G	Cast: Ernest Borgnine, Frank Gorshin, Pamela Bach, Wolf Larson, Alana Austin and Robert Velasco Director: Craig Clyde	An unruly teenage girl and a young drifter, running from the law, find themselves thrown together in a harrowing struggle for survival.
TAG USA / Majestic Film Partners II LP (1)	No Place Like Home	2000	G	Cast: Judge Reinhold, Joanna Pacula, Bruce Weitz, Richard Moll, Adrienne Barbeau, Alana Austin and Clayton Taylor Director: Craig Clyde	After witnessing a celestial collision, two brothers stumble upon a strange young visitor.
TAG USA / Majestic Film Partners III LP (1)	Dumb Luck	2000	G	Cast: Scott Baio, Tracy Nelson, Richard Moll, Hal Linden, Eileen Brennan, Joey Miyashima, Todd Bridges and Bobby Edner Director: Craig Clyde	A simple blind date plunges a father and son headlong into a mystery full of lies, half-truths and deceptions

General Partner/ Limited Partnership	Motion Picture	Production Date	Rating	Cast and Director	Synopsis
TAG USA / Majestic Film Partners IV LP (1)	Hansel & Gretel	2001	PG	Cast: Lynn Redgrave, Howie Mandel, Delta Burke, Gerald McRaney, Bobcat Goldthwait, Dakota Fanning, Alana Austin, Sinbad, Tom Arnold and Taylor Momsen Director: Gary J. Tunnicliffe	A fractured version of the popular fairy tale classic.
N/A Film produced directly by TAG USA	The Retrievers	2001	G	Cast: Robert Hays, Mel Harris, Alan Rachins, Alana Austin, Taylor Emerson, Betty White and Robert Wagner Director: Paul Schneider	A golden retriever is pregnant and leads its human family on an adventure that shows what it means to be a family.
Steve Austin Productions, LLC / Animal Partners LP (2)	Miracle Dogs	2002	G	Cast: Kate Jackson, Ted Shakelford, Stacy Keach, Rue McClanahan, Daniel Roebuck, Alana Austin, Wayne Rogers Director: Craig Clyde	Four puppies, recently abandoned in town, are in need of adoptive homes. The little dogs have a healing effect on people with illnesses.
Austin Family Entertainment, Inc. / Family Film Partners VI, LP (2)	The Santa Trap	2002	G	Cast: Shelley Long, Robert Hays, Dick van Patten, Corbin Bernsen, Stacy Keach, Amanda Pays, Adrienne Barbeau Director: John Shepphird	It is Christmas Eve and in a case of mistaken identity, Santa Claus is thrown in jail and must be freed in order to save Christmas.
Austin Family Entertainment, Inc. / Fairy Tale Partners III, LP (1)	Red Riding Hood	2005	G	Cast: Lainie Kazan, Joey Fatone, Deb Mazar, Daniel Roebuck, Henry Cavill Director: Randal Kleiser	A contemporary musical version of the classic fairytale.
Austin Family Entertainment, Inc. / Motocross Kids LP (3)	Moto X Kids	2003	PG	Cast: Lorenzo Lamas, Josh Hutcherson, Gary Busey, Alana Austin Director: Richard Gabai	Evan Hanson needs to save a local dirt track from a motorcycle gang.
American Film Ventures / Downtown the Movie LP (5)	Pop Star	2005	PG	Cast: Aaron Carter, Alana Austin, Kimberly Kevon Williams, David Cassidy, Leif Garrett, Rick Overton, Tom Bosley Director: Richard Gabai	Teen popstar J.C McQueen gets caught playing strip poker with his attractive personal teacher and his parents send him back to ‘‘regular’’ school.
Enriching Entertainment / Supercross The Movie LP (4)	Supercross	2005	PG-13	Cast: Aaron Carter, Steve Howey, Sophia Bush, Mike Vogel, Cameron Richardson, Darryl Hannah, Dan Roebuck, Jeremy McGrath Director: Steve Boyum	‘‘Supercross’’ tells the story of two brothers who must overcome a series of emotional and physical obstacles to achieve success in the world of supercross motorcycle racing.
Austin Family Entertainment, Inc. / American Black Beauty LP (3)	American Black Beauty	2005	G	Cast: Dean Stockwell, Peter Jason, Leah Lail, Danielle Keaton, Chris Hunter, Ryan Locke Director: Sam Pillsbury	Life changes dramatically when Cheryl meets Black Beauty, a beautiful, fast and slightly temperamental young horse.
Wild Stallion Productions, LP / American Film Ventures, LLC (6)	The Wild Stallion	2006	PG	Cast: Robert Wagner, Paul Sorvino, Connie Selleca, Fred Ward, Miranda Cosgrove, Danielle Churchran	Young girl, sent to stay with family friends at an Utah ranch, investigates mysterious disappearances of wild mustangs.
Animal Film Productions, LP / American Film Ventures, LLC(6)	Miracle Dogs 2	2006	G	Cast: Janine Turner, Patrick Muldoon, Leslie Ann Warren, Charles Durning and Jaleel White	Young boy seeks to save lost dogs from pair of misfits.
Timeless Tales II LP / Enriching Entertainment, LLC (7)	The Legend of William Tell	2006	G	Cast: Ed Begley, Jr., Cindy Williams, Robert Torti, Adam Taylor Gordon	A modern take on a timeless legend — a classic underdog story.

(1)	TAG USA will receive fees and royalties for acting as the distributor, as described above, and it (or the general partner) will also receive a distribution from the limited partnership for its service as general partner, as described above under the caption ‘‘Limited Partnership Arrangements.’’

(2)	TAG USA will receive fees and royalties as the distributor as described above. The general partner of the limited partnership will receive an initial distribution from the limited partnership equal to 25% of the distributable cash as well as a 60% distribution after the limited partners receive 100% of their capital contribution.

(3)	TAG USA will receive fees and royalties as the distributor as described above. The general partner of the limited partnership will receive an initial distribution from the limited partnership equal to 10% as well as a 50% distribution after the limited partners receive 100% of their capital contribution, except in certain circumstance as applicable to the limited partners in this entity.

(4)	TAG USA will receive fees and royalties as the distributor equal to 30% of the gross receipts generated by the film plus a producer fee of 30% of the gross receipts of the film. TAG USA will also be entitled to receive distributions pari passu with the limited partners, in proportion to its investment in the entity. After the limited partners receive 100% of their capital contribution, TAG USA and the general partner of the limited partnership will share equally all subsequent revenues unless TAG exercises its option to purchase the film outright.

(5)	TAG USA will receive fees and royalties as the distributor equal to 30% of the gross receipts generated by the film plus a producer fee of 30% of the gross receipts of the film. The general partner of the limited partnership will receive an initial distribution from the limited partnership equal to 25% of the distributable cash as well as a 60% distribution after the limited partners receive 100% of their capital contribution.

(6)	TAG USA will receive a distribution fee equal to 30% of gross revenues inclusive of any sub-distribution fees of up to 25%, not including expenses. TAG USA will also receive production fees to be paid in installments until the delivery of film.

(7)	TAG USA expects to receive production and distribution fees for this motion picture on terms similar as to those that apply for the motion pictures designated at footnote 6, above.

Feature Film Rights Acquired

In September 2002, TAG USA entered into an agreement with Faber International Films, Inc. to acquire certain rights to certain motion pictures that at one time comprised what was previously known as the Hemdale Pictures Library. Although the Hemdale Pictures Library, as acquired by TAG USA, does not include Hemdale’s most successful motion pictures such as ‘‘The Terminator’’, ‘‘Platoon’’ or ‘‘The Last Emperor’’, it consists of more than sixty-four feature length motion pictures of varying ages, histories, qualities and commercial potential. Among the rights which TAG USA acquired under the Faber Agreement, are the rights to distribute and exploit certain films theatrically, non-theatrically, by means of various forms of television and/or home video.

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

Motion Picture Title	Acquired Rights/Limitations	Producer/Grantor	Distribution Arrangements
The Princess & the Goblin	Rights to all media in the U.S. 7 year term.	Pennaeth Gwerthiant Rhaglenni/ S4C International	UAV Corp.
Wrangler	Television and home entertainment in the U.S. in perpetuity.	Hemdale Pictures Corp.	UAV Corp.
The Polar Bear King	Television and home entertainment in the U.S. 7 year term.	Screen Media Ventures LLC	UAV Corp.
Shergar	Home entertainment in the U.S. 7 year term.	Blue Rider Entertainment, Inc.	UAV Corp.
The Littlest Viking	Rights to all media in the U.S. 7 year term.	Odyssey Pictures	N/A
Mosquito	Rights to all media in the U.S. 7 year term.	Icebound, Inc.	Sci-Fi Channel
The Story of Christmas	Rights to all media in the U.S. 7 year term.	Hemdale Communications Inc.	UAV Corp.

Television Series

In 2004, TAG USA produced and delivered 21 episodes of the television series Arizona Highways: The Television Series. We produced this series for Robin Sewell Communications and it is being exhibited through local television broadcasts. This production takes viewers to Arizona’s most spectacular destinations, exploring its landscape, history, culture and people. Each episode features vital information for tourists, including lodging, restaurants and activities for visitors. Our production of this series was undertaken on a work for hire basis and we recorded a total $404,000 in revenue from this arrangement.

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

In addition to obtaining distribution rights in a motion picture for a limited duration, a distributor may also acquire all or a portion of the copyright in such motion picture or program or license certain distribution rights in perpetuity. Both major studios and independent motion picture companies often acquire motion pictures for distribution through a customary industry arrangement known as a ‘‘negative pickup.’’ Under a ‘‘negative pickup’’, the studio or independent motion picture company agrees to pay a specified minimum guaranteed amount to a production company upon completion of production and delivery of the motion picture in exchange for all rights to the motion picture.

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

The release periods set forth above represent standard ‘‘holdback periods.’’ A holdback period with respect to a certain media in which the motion picture is being released represents a set period of time during which release of the motion picture in other media is prevented. This ‘‘holdback’’ is designed to allow the motion picture to maximize its revenues in the media in which it is currently being released. Holdback periods are often specifically negotiated with various distributors on a media-by-media basis; however the periods set forth above represent our estimate of customary current holdback periods in the motion picture industry.

A substantial portion of a motion picture’s total revenues is generated in a motion picture’s initial distribution cycle (generally the first five to seven years after the motion picture’s initial U.S. release), which typically includes theatrical, video, and pay and free television. However, commercially successful motion pictures generally continue to generate revenues from the re-licensing of distribution rights in certain media, including television and home video, and from the licensing of distribution rights with respect to new media and in emerging markets, in addition to the creation of derivative works based on the motion picture such as remakes, sequels and television series.

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

Television Distribution

The U.S. television market is served by network affiliated stations, independent stations and cable systems, although the number of independent stations has decreased as many formerly independent stations have become affiliated with new networks in recent years. During ‘‘prime time’’ hours, network affiliates primarily broadcast programming produced for the network. In non-prime time, network affiliates broadcast network programming, off-network programming, programming produced for distribution on a syndicated basis and programming produced by the local stations themselves. Independent television stations and cable networks, during both prime and non-prime time, produce their own programs and telecast off-network programs or first-run programs acquired from independent producers or syndicators. Syndicators generally are companies that sell programming to independent television stations and network affiliates that was produced or acquired by the syndicator for distribution. In addition to producing directly for television, we seek to license our current theatrical motion pictures for television exhibition through agreements pursuant to which our films will be distributed through television outlets.

Television distribution can occur through the following: domestic pay or free television, international pay or free television and cable and satellite channels.

Our Distribution Agreements

We license motion picture distribution rights to territorial distributors that offer our movies worldwide. We seek to continue to position ourselves as a supplier of family themed movies to U.S. domestic and international distributors. We believe that our reputation and that of our management enhances our competitive position in the global market for feature motion pictures. As discussed above, we produced the Arizona Highways television series for Robin Sewell Communications, which retained the distribution rights. During 2005, we entered into distribution agreements with unaffiliated limited partnerships for three new film projects.

The terms of our license agreements with territorial distributors vary depending on the territory involved and whether the agreement relates to the licensing of a single motion picture or several motion pictures pursuant to an ‘‘output’’ or multi-picture arrangement. Generally, our distributors are entitled to royalties based on a negotiated percentage of the revenues derived from the exploitation of our motion pictures and to recoup advances that they may have provided to us for production. A list of our principal distributors and individual distribution terms are summarized below:

Movie	Distributor	Territories	Rights Media	Term of Agreement
Castle Rock	UAV Corporation (1)	North America – English Speaking	DVD/Home Video	7 years with 6 month sell-off period
	First Look Media (2)	International, excluding Canada	Cinematic, Television and Video	8 years from date of delivery of picture
Dumb Luck	First Look Media (2)	International, excluding Canada	Cinematic, Television and Video	8 years from date of delivery of picture
	UAV Corporation (1)	North America – English Speaking	DVD/Home Video	7 years
No Place Like Home	First Look Media (2)	International, excluding Canada	Cinematic, Television and Video	8 years from date of delivery of picture
	Sandstar Family Entertainment	US and territories in English, Spanish, and French languages and English speaking Canada	Direct Response – DVD and Video Cassettes sales	10 years
	UAV Corporation (1)	North America – English Speaking	DVD/Home Video	7 years

Movie	Distributor	Territories	Rights Media	Term of Agreement
The Retrievers	Discovery Channel / Animal Planet	US and Caribbean	Exhibit, market, sub-license, distribute film on Cable TV	5 years
	Sandstar Family Entertainment	US and territories in English, Spanish, and French languages and English speaking Canada	Direct Response– DVD and Video Cassettes sales	10 years
	UAV Corporation (1)	North America – English Speaking	DVD/Home Video	7 years
	First Look Media (2)	International, excluding Canada	Cinematic, Television and Video	8 years from date of delivery of picture
	Feature Films for Families, f/k/a Rekab Sudskany LLC	US and English speaking Canada	DVD and Videocassettes	7 years
Hansel & Gretel	Warner Brothers Home Video (3)	US and Canada and their territories	Television, Home Video and Online	10 years
	Helkon International	International		15 years
Miracle Dogs	Sandstar Family Entertainment	US and territories in English, Spanish, and French languages and English speaking Canada	Direct Response – DVD and Video Cassettes sales	10 years
	UAV Corporation (1)	North America – English Speaking	DVD/Home Video	7 years
	Myriad Pictures, Inc.	International, excluding Canada	Cinematic, Television and Video	15 years
	Starz Entertainment Group (4)	UUS and territories and the Bahamas	Pay Television	24 months
	Showtime Networks (5)	US and territories and the Bahamas, Bermuda and the Caribbean Basin	Pay Television	24 months
The Santa Trap	PAX Entertainment	US and Territories	Television	Perpetuity
	UAV Corporation (1)	North America – English Speaking	DVD/Home Video	7 years
	Solo Entertainment	International, excluding Canada	Cinematic, Television and Video	10 years

Movie	Distributor	Territories	Rights Media	Term of Agreement
Red Riding Hood	20th Century Fox Home Entertainment (6)	US and Canada	Theatrical (Test Release) and DVD / Home Video	7 years
	Solo Entertainment	International	All rights.	20 years
Moto X Kids	20th Century Fox Home Entertainment (6)	US and Canada	DVD / Home Video	7 years
	Loews Cineplex	US and Canada	Limited Theatrical	3 years
	Warner Bros. Domestic Cable	US and Canada	TV rights for pay, free and basic	20 years
Pop Star	Warner Bros. Domestic Cable	US and Canada	TV rights for pay, free and basic	20 years
	New Line Home Entertainment	US and Canada	All media and format rights (except the Warner Bros. TV Rights)	15 – 20 depending on media format
	7 Arts International	International, excluding Canada	Cinematic, Television and Video	10 years with option to extend
Supercross	20th Century Fox	U.S. and Canada	All media and formats	20 years
	7 Arts International	International, excluding Canada	Theatrical, Television and Video	15 years with option to extend
Shergar	UAV Corporation (2)	North America – English Speaking	DVD/Home Video	7 years
Hemdale Titles	UAV Corporation (7)	North America – English Speaking	DVD/Home Video	7 years
Wild Stallion	Myriad Pictures (8)	International	All media and exhibition formats	10 years and upon meeting certain conditions an additional 5 years.
Miracle Dogs 2	UAV Corporation (9)	US and Canada	DVD / Home Video	7 years
	Myriad Pictures (9)	International	All media and exhibition formats	10 years and upon meeting certain conditions an additional 5 years.

(1)	UAV Corporation obtained the right to manufacture, distribute, promote, advertise and sell video devices for the following films: Miracle Dogs, The Retrievers, The Santa Trap, No Place Like Home, Castle Rock and Dumb Luck.

(2)	First Look Media has the exclusive right to distribute, exhibit, sell, lease, license and otherwise exploit in foreign markets, excluding the U.S. and Canada the following movies: The Retrievers, Dumb Luck, No Place Like Home and Castle Rock.

(3)	Time Warner Home Video was granted home video, television and online rights for this film.

(4)	License agreement between All Channel Films, as agent for TAG USA, and Starz Entertainment Group.

(5)	License agreement between All Channel Films, as agent for TAG USA, and Showtime Networks.

(6)	20th Century Fox Home Entertainment, Inc., has all rights to home video distribution and home video exhibition of the picture.

(7)	UAV obtained the right to manufacture, distribute, promote, advertise, sell and otherwise exploit video devices showing a catalog of four movie titles. See table under the caption ‘‘Feature Film Rights Acquired.’’

(8)	Distribution agreement between TAG USA and Animal Film Productions LP. Sub-distribution agreement between TAG and Myriad Pictures, Inc.

(9)	Sub-distribution agreements between TAG USA and each of UAV Corporation and Myriad Pictures, Inc.

Theatrical Exhibition Market

The theatrical distribution of a motion picture, whether in the U.S. or internationally, involves the licensing and booking of the motion picture to theatrical exhibitors (movie theaters), the promotion of the motion picture through advertising and publicity campaigns and the manufacture of release prints from the motion picture negative. Expenditures on these activities, particularly on promotion and advertising, are often substantial and may have a significant impact on the ultimate success of the motion picture’s theatrical release.

In addition, such expenditures can vary significantly depending upon the markets and regions where the motion picture is distributed, the media used to promote the motion picture (newspaper, television and radio), the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons.

With a release by a major studio, the vast majority of these costs (primarily advertising costs) are incurred prior to the first weekend of the motion picture’s U.S. theatrical release, so there is not necessarily an ability to correlate these costs and the motion picture’s ultimate box office performance. In addition, the ability to distribute a picture during peak exhibition seasons, including the summer months and the Thanksgiving and Christmas holidays, and in the most popular theaters may affect the theatrical success of a motion picture.

While arrangements for the exhibition of a motion picture vary greatly, there are certain financial relationships generally applicable to theatrical distribution. Theater owners retain a portion of the admissions paid at the box office, generally referred to as ‘‘gross box office receipts.’’ The share of the gross box office receipts retained by them generally includes a fixed amount per week (in part to cover overhead), plus a percentage of receipts that generally escalates over time. The balance, generally referred to as ‘‘gross film rentals,’’ is remitted to the distributor.

As indicated in the table appearing under the caption ‘‘Our Distribution Agreements,’’ we entered into distribution arrangements for the theatrical exhibition of the following films in the United States: Red Riding Hood (on a test basis), Moto X Kids (on a limited basis), Popstar and Supercross. In 2005, Supercross was exhibited theatrically on a nationwide basis.

We have also entered into distribution arrangements for the theatrical exhibition of the following films internationally: Castle Rock, Dumb Luck, No Place Like Home, The Retrievers, Miracle Dogs, The Santa Trap, Red Riding Hood, Popstar, Supercross, Wild Stallion and Miracle Dogs 2.

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

It is now common practice in the U.S. domestic market for major releases with broad appeal to be initially offered to retail chains at a price designed for sell-through rather than rental. This occurs only when it is believed that the ownership demand by consumers will result in a sufficient level of sales to justify the reduced margin on each home video device sold. In the past, owners of motion pictures did not share in rental income. However, distributors have recently begun to enter into revenue sharing arrangements with certain retail stores. Under such arrangements, videocassettes or DVDs are sold at a reduced price to retail stores (usually $6 to $10 per device) and a percentage of the rental revenue is then shared with the owners (or licensors) of the motion pictures. Home video arrangements in international territories are generally similar to those in the U.S. except that the wholesale prices may differ.

As indicated in the table appearing under the caption ‘‘Our Distribution Agreements,’’ we have entered into home video distribution arrangements for all of our titles.

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

Motion pictures are often packaged and licensed as a group for exhibition on television over a period of time and, therefore, revenues from these television licensing ‘‘packages’’ may be received over a period that extends beyond five years from the initial U.S. theatrical release of a particular motion picture. Motion pictures are also licensed and ‘‘packaged’’ by producers and distributors for television broadcast in international markets by government owned or privately owned television networks.

As indicated in the table appearing under the caption ‘‘Our Distribution Agreements,’’ we have entered into television distribution arrangements (either domestic or internationally) for all of our titles other than Red Riding Hood, Shergar and the titles we acquired from Hemdale.

The Internet

The continuing and improving capability to transmit large files through the internet via fast broadband connections either through cable, satellite or DSL connections will permit both the sales solicitation and eventually the actual delivery of motion pictures to licensees around the world. This model of efficiency expressed both in terms of the time required to effectuate sales presentations and the delivery of the physical elements comprising entertainment properties, their packaging as well as related publicity, advertising, promotion and marketing materials, will optimize the ability of movie companies to effectuate foreign sales on a basis that it not only cost efficient but one which enables them to eliminate the traditional intermediaries who otherwise may receive as much as thirty five percent (35%) to forty percent (40%) of the gross revenues after a deduction of traditional distribution costs. A digital means of delivery is by no means universally embraced and this methodology may not be ubiquitous for an undetermined period yet to come. However, it is clearly a form of delivery that motion picture companies would seek to embrace (due its efficiency and cost effectiveness) and utilize in the future both to enhance revenues and to decrease dependence on third party service providers. To date, we have only engaged in distribution arrangements for the exploitation of Hansel & Gretel over the internet.

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

Intellectual Property

We are currently using the trademark ‘‘TAG Entertainment’’ in connection with films that we produce and distribute or license, both domestically and internationally. We regard our trademark as valuable assets and believe that our trademark is an important factor in marketing our products. We own the copyright and all motion pictures that we produce and license the necessary rights from the rights-holder in connection with our distribution of films produced by third parties. In order to protect our intellectual property rights we rely on a combination of copyright and trademark laws, contract law, and other methods, such as the careful management of our licensing and distribution arrangements with third parties.

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

Industry Compensation Arrangements

Most of the creative and production personnel that work on a movie are short-term employees or ‘‘for hire’’ contractors who are compensated for their services at a predetermined rate. It is also customary in the motion picture industry to pay contingent compensation over and above these fees to certain key employees and contractors. Customary contingent compensation arrangements in the industry include:

•	fixed deferrals;

•	residual payments; and

•	gross or net profit participations.

Fixed Deferrals. Key creative personnel, including the director, producer, writer and actors, often negotiate fixed deferral payments of flat fees tied to a film’s financial returns. We have not granted any fixed deferrals and have no plans to do so.

Residual Payments. The principal collective bargaining organizations for personnel within the movie industry are: the Directors Guild of America, or DGA; the Writer’s Guild of America, or WGA; the Screen Actors Guild, or SAG; the American Federation of Musicians, or AFM; and the International Alliance of Theatrical Stage Employees, or IATSE. When a movie producer involves members of these organizations in a film, they are required to comply with certain residual payment obligations. These obligations are set forth in agreements between these organizations and the Alliance of Motion Picture and Television Producers (‘‘AMPTP’’) (which represents the major studios) and provide that a percentage of a film’s gross revenues in certain markets must be paid to these organizations for the benefit of their members. As an example, SAG currently requires payment of between 4.5% and 5.4% of the gross revenue attributable to videocassette exploitation and 3.6% of television exploitation, with no residuals due for theatrical exploitation.

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

Profit Participations. The last form of contingent compensation is a ‘‘profit participation,’’ which entitles the recipient to additional compensation based on the financial performance of a particular motion picture. Granting profit participation to certain key creative personnel is common for both larger studio films as well as smaller independent films. For independent movies, this form of contingent compensation is critical to attract quality creative personnel who work for less upfront compensation than they otherwise might receive on a larger, more costly movie. By paying this contingent compensation, producers are able to attract these high quality creative personnel while simultaneously reducing the upfront costs.

Profit participations are typically ‘‘gross’’ or ‘‘net.’’ Gross profit participation, granted in extremely rare cases where the importance of the actor or director is critical, is calculated based on gross revenues before any costs (such as, distribution fees, financing costs and other corporate costs) are deducted. Net profit participation is far more common, and is the arrangement we will be using to pay contingent compensation. Net profit participation is calculated based on net revenues after deducting certain costs of a film, including distribution fees, financing costs and general corporate expenses. Thus, a gross profit participation receives a percentage of the first dollar received by a film before any costs are deducted, while a net profit participation receives a percentage of revenue remaining after certain costs are deducted.

Employees

As of December 31, 2005 we had five full-time employees. As is typical in motion picture production, we use short-term employees and independent contractors to produce our films. We plan to retain most of these short-term employees and independent contractors after we begin production, and most of our agreements with these employees and contractors will end by the time production is completed. We intend on hiring on a full-time basis a number of individuals to provide accounting, operational and other management services, including a full-time Chief Financial Officer.

Most of the unions and guilds within the movie industry that represent creative talent and necessary production personnel are parties to collective bargaining agreements with the AMPTP, which represents the major studios. Although we are not a member of the AMPTP, and therefore are not a party to any of the AMPTP’s collective bargaining agreements, these agreements serve as a reference point during our negotiations with unions, guilds and members of the production staff for any particular film.

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

Risks Related To Our Business And Industry

We have limited working capital and will need to raise additional capital in the future and our independent auditors have included a ‘‘going concern’’ opinion in their report.

At December 31, 2005, our cash and cash equivalents were minimal and we are in immediate need of additional capital. Although we raised $5.0 million in 2005 through the issuance of preferred stock, we will need additional funds to satisfy our expected cash needs for working capital and capital expenditures. Management believes that approximately $2.0 million will be required to cover our operating expenses and working capital requirements, including, but not limited to, marketing, sales, film productions, and operations, during the next twelve months.

Accordingly, we need substantial additional debt or equity financing and we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities and, in the case of additional equity securities, the ownership of our existing shareholders will be diluted. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. Our independent auditors have included a ‘‘going concern’’ explanatory paragraph in their report to our financial statements for the year ended December 31, 2005, citing recurring losses and negative cash flows from operations. Our capital needs in the future will depend upon factors such as market acceptance of our films and any other new films we release, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

We face substantial capital requirements since our business requires a substantial investment of capital.

The production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or other contributions to our motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from various financing sources. Although we intend to continue to reduce the risks of our production exposure through financial contributions from distributors and industry programs and other studios, we cannot assure you that we will continue to successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We have incurred losses in the past, which may continue. Failure to increase our revenue and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

We incurred losses of $1,845,000 and $3,871,000 for the fiscal years ended December 31, 2005 and 2004, respectively and there can be no assurance that we will be profitable in the future. We have expended, and will continue to be required to expend, substantial funds to pursue our business plan of producing and distributing feature-length motion pictures and other programming and enhancing marketing and sales efforts for these titles. In addition, we expect our general and administrative expenses in operating our business to increase in connection with our obligations as a reporting company under the Securities Exchange Act of 1934. In order to fund capital needs, we have issued our securities in private placements pursuant to applicable exemptions from registration under the Securities Act of 1933. Therefore, we will need to generate higher revenue from our motion pictures and other programming to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. We have generated limited revenues since our inception, and do not expect to generate significant revenues within the next fiscal year. For the fiscal years ended December 31, 2005 and 2004, we had total revenue of approximately $3,879,000 and $2,059,000, respectively. Our prospects should be considered in light of the difficulties frequently encountered in operating as a independent producer and distributor in the motion picture industry and the substantial costs that are required for any company to successfully compete in this industry. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. If we need additional capital in the future and we are unsuccessful in finding financing, we may be required to severely curtail our operations, which would have a material adverse affect on our business.

Our Preferred Stock financing arrangement contains certain covenants that limit the way we can conduct business.

Our Series A Preferred Stock financing arrangement includes various covenants limiting our ability to incur or guarantee additional indebtedness, pay dividends and make other distributions, issue securities senior or equivalent to the Series A Preferred Stock and purchasing or redeeming shares of our common stock. We also granted the investors a participation right in future financings, subject to certain exemptions from these restrictions. These covenants may limit us in raising additional capital, competing effectively or taking advantage of new business opportunities. If we do not comply with these covenants, it could result in a default under the financing agreements, and unless we are able to negotiate an amendment, forbearance or waiver, we could be required to redeem the Series A Preferred Stock in full, which could have a material adverse effect on our business, results of operations and financial condition. Further, the Series A Preferred Stock matures and must be repaid in full three years from the issue date, unless it is converted prior to such time. We may not be able to generate sufficient cash flow to repay this amount, if required, and we may not be able to obtain additional financing or to refinance this obligation on terms acceptable to us, if at all. Any such failure could have a material adverse effect on our business, results of operations and financial condition.

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

Our revenues and results of operations vary from quarter to quarter. If we fail to project accurately and experience significant revenue shortfalls, we could be forced to discontinue a portion or all of our operations.

Our revenues and results of operations depend to a significant degree upon the timing and receipt of revenue from licensing, production fees and distribution of motion pictures. While some of our licensing fees are paid immediately upon entering into the license agreements, much of these fees are deferred until the licensor’s production costs are recouped, which could significantly delay our receipt of these funds. Production fees are not earned until the production is begun and expenses related to the production are incurred. Furthermore, motion pictures often have long production cycles, making it difficult to predict when they will be completed and released for distribution. All of these factors make it difficult to predict with certainty when revenues might be received. Results in any particular quarter may not be indicative of results in subsequent periods. If, because of the variance in our quarterly operating results, we fail to plan or project accurately, we could be subject to unexpected revenue shortfalls. If we were unable to find financing to cover the revenue shortfalls, we could have to discontinue a portion or all of our operations for some period of time or even indefinitely.

Accounting practices used in our industry may accentuate fluctuations in operating results.

In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results. In accordance with

U.S. generally accepted accounting principles and industry practice, we amortize film costs using the ‘‘individual-film-forecast’’ method. Under this accounting method, we amortize film costs for each film based on the following ratio: Revenue earned by title in the current period/Estimated total revenues by title. We must review, and revise when necessary, our total revenue estimates on a title-by-title basis. This review may result in a change in the rate of amortization and/or a write-down of the motion picture asset to its estimated fair value. Results of operations in future years depend upon our amortization of our motion picture costs. Periodic adjustments in amortization rates may significantly affect these results. In addition, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture over the entire revenue stream expected to be generated by the individual picture or television program. As a result, in the event our initial total revenue estimates for a title were too high, under the industry’s accounting method, we would immediately recognize the entire loss in instances where we expect that a motion picture will not recover our investment. Comparatively, the profit of a successful motion picture must be deferred and recognized over the entire revenue stream generated by the individual picture. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future period.

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

The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theatre attendance is expected to be highest. If we release our films during peak release times, our potential revenues for a particular release may be reduced and we cannot guarantee that we can release our films during more advantageous times. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

Motion picture piracy is extensive in many parts of the world, including South America, Asia, the countries of the former Soviet Union and other former Eastern bloc countries. Additionally, as motion pictures begin to be digitally distributed using emerging technologies such as the internet and online services, piracy could become more prevalent, including in the U.S., because digital formats are easier to copy. As a result, users can download and distribute unauthorized copies of copyrighted motion pictures over the internet. In addition, there could be increased use of devices capable of making unauthorized copies of motion pictures. As long as pirated content is available to download digitally, many consumers may choose to download such pirated motion pictures rather than pay to view motion pictures. Piracy of our films may adversely impact the gross receipts received from the exploitation of these films, which could have a material adverse effect on our business, results of operations and financial condition. See also the discussion above under the caption ‘‘Government Regulation.’’

We rely upon key vendors and suppliers.

We currently have only a limited number of employees and we outsource many of our requirements such as production, post-production and distribution services to unaffiliated third parties. Therefore, we are reliant upon these third parties’ successful execution of these critical services. To the extent that these providers fail to perform or are unable to meet unexpected requirements (such as rapid growth), substantial damage to our brand, reputation and future business prospects could result.

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

In addition, because a motion picture’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets. The failure to achieve any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Our distributors’ failure to promote our films and programs may adversely affect our business. The profitable distribution of a motion picture or television program depends in large part on the availability of one or more capable distributors who are able to arrange for appropriate advertising and promotion, proper release dates and bookings in first-run and other theaters. The decisions of our distributors regarding the timing of release and promotional support of our motion pictures and programs are important in determining their success. We do not control the timing and manner in which our licensed distributors distribute our motion pictures or programs. Any decision by those distributors not to distribute or promote one of our motion pictures or to promote our competitors’ motion pictures, to a greater extent than they promote ours could have a material adverse effect on our business, results of operations and financial condition. Moreover, we cannot assure that profitable distribution arrangements will be obtained for our films or programs or that they can or will be distributed profitably. If we attempt to self-distribute our films (arrange for our own theater bookings and other releases), there is no assurance that theaters or other venues will be available to exhibit or sell the motion picture or that the agreements reached with such theaters would meet our pre-agreement expectations.

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

If the carrying value of our intangible assets is not recoverable, an impairment loss must be recognized which would negatively affect our financial results.

We will continue to evaluate our intangible assets, including goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. We have acquired limited partnership interests in five limited partnerships from the holders of such interests in consideration for shares of our common stock. We have issued 675,219 shares of our common stock in such transactions and acquired limited partnership interests valued at $688,000. We hold a 14.2% position in Animal Partners, L.P., which was valued at $425,000 and a 5.9% position in Family Film Partners VII, LP valued at $200,000. We will recognize an impairment charge based on the amounts of these investments if we determine, in accordance with generally accepted accounting principles, that the carrying value of these assets exceeds the undiscounted future cash flows expected from such assets as well as upon the eventual disposition of such assets. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

We will need to manage our growth.

We have a limited operating history and will to need expand our operations rapidly to implement our business plans. This growth has and will continue to place significant strain on our managerial, operational, financial, and other resources. To the extent that available resources are unable to meet demand, we may be required to make additional material investments in our operations and personnel to do so.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley act could have a material adverse effect on our ability to report our financial results timely and accurately.

Section 404 of the Sarbanes-Oxley Act requires management’s ongoing review and evaluation of our internal controls, and will require management to report on our internal controls and our independent auditors to attest to the effectiveness of our internal controls. In connection with the merger of Power Marketing and TAG USA in November 2004, we have adopted certain measures in connection with our ongoing efforts to improve our control processes and corporate governance and intend to adopt and implement additional measures that may be required. These changes are required to effect the transition of our company from a privately-held corporation to a public company that files period reports under the Securities Exchange Act of 1934. As a private company, TAG USA was not required to adopt the types of internal control procedures that a public company must adopt and maintain. Accordingly, since the merger, we have begun implementing various measures to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. We are incurring, and will continue to incur, substantial additional expense and diversion of management’s time as a result of performing the internal control systems evaluation, testing and remediation required in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

We are undertaking a comprehensive effort to comply fully with these requirements. This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting. During this process, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation. As described in Item 8 of this Annual Report on Form 10-KSB, our former independent auditing firm, Grobstein, Horwath & Co, LLP, in its resignation letter to us, made statements indicating the existence of weaknesses in our internal control over financial reporting. Due to the ongoing improvement, evaluation and testing of our internal controls, there can be no assurance that any deficiencies identified may not be material weaknesses that we would be required to report. Readers should review this risk factor within the context of the discussion regarding our change of independent accountants and auditors in Item 8 of this Annual Report on Form 10-KSB.

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

For the foreseeable future, we will be largely dependent upon the personal efforts and abilities of our Chief Executive Officer, Steve Austin, to coordinate, implement and manage our business plans and programs. Our loss or unavailability of his services would likely have a material adverse affect on our business, operations and prospects. Although we are currently negotiating the terms of an employment agreement with Mr. Austin, we do not currently have an employment agreement with him and no assurances can be given that we will enter into an employment agreement with him. Therefore, Mr. Austin may terminate his relationship with us at any time with or without cause or prior notice. In the event Mr. Austin’s employment with us ends, we may need to cease operation.

Mr. Austin has extensive control over us.

At the present time, our Chief Executive Officer, Steve Austin, owns more than 50% of our outstanding common stock. Mr. Austin is also currently our only executive officer and is the Chairman of the board of directors. This position gives Mr. Austin extensive control over the company and the right to determine who will serve as our officers and directors in the future. Although we have established a board of directors with independent directors and intend to hire other persons to serve in an executive capacity, readers should consider Mr. Austin’s equity ownership in us and position of control in determining whether to invest in us. These factors should be considered in the context of our negotiation of an employment agreement with Mr. Austin. See ‘‘Employment Agreements.’’

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

Failure to attract and retain qualified personnel may adversely affect our business.

We believe that our performance and future success will depend in large part upon our ability to attract and retain additional highly skilled creative, technical, sales, marketing and financial personnel, especially those with experience in the motion picture industry. If we do not succeed in attracting skilled personnel or in retaining our current personnel, our business could be adversely affected. Competition for such individuals, especially creative and technical talent, is intense. We have in the past experienced, and expect to continue to experience, difficulty in hiring highly skilled employees with appropriate qualifications.

The investors in the limited partnerships are entitled to recoup their investment before we receive meaningful earnings.

The feature films that we have produced to date, with one exception, were financed through the creation of limited partnerships with unaffiliated investors. Generally, these investors are entitled to be repaid the entire principal amount of their investments before we share in any profits derived from each of the films, other than distribution fee and production fee that TAG USA may be entitled to before remitting the balance of the proceeds to the limited partnership entity. After the limited partners recoup their investment, profits, if any, are typically divided between TAG USA (where it acts as the general partner to the limited partnership) and the limited partners on a 60:40 ratio. The ratio may, however, vary depending on the limited partnership entity. Earnings, therefore, may be insufficient to allow us to receive any distributions, and if we do receive a distribution, it may be delayed for a significant period of time. We intend to finance future feature films through a combination of bank, equity or debt financing.

We have limited the liability of our directors.

Our certificate of incorporation includes provisions eliminating the personal liability of our directors, except for breach of a director’s duty of loyalty to us or our shareholders, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, and in respect of any transaction in which a director receives an improper personal benefit. These provisions pertain only to breaches of duty by directors as such, and not in any other corporate capacity, e.g., as an officer. As a result of the inclusion of such provisions, neither we nor our shareholders may be able to recover monetary damages against directors for actions taken by them which are ultimately found to have constituted negligence or gross negligence in the carrying out of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. If equitable remedies are found not to be available to shareholders in any particular case, shareholders may not have an effective remedy against the challenged conduct. We believe that, based upon recent developments in the market for directors’ and officers’ liability insurance, such provisions are necessary to attract and retain qualified individuals to serve as directors. In addition, such provisions will allow directors to perform their duties in good faith without concern for the application of monetary liability on a retroactive basis in the event that a court determines their conduct to have been negligent or grossly negligent. On the other hand, such provisions significantly limit the potential remedies available to us or a shareholder, and it is possible that the protection afforded by such provisions may reduce the level of diligence or care demonstrated by such directors.

Risks Related To Our Stock

Our common stock may be subject to the ‘‘Penny Stock’’ rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Shares of our common stock may be considered to be ‘‘penny stocks’’ as defined in the Exchange Act, which are stocks that are traded in the over-the-counter market on the OTC Bulletin Board and have a price less than $5.00 per share, subject to certain exemptions. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of our common stock. In addition, the ‘‘penny stock’’ rules adopted by the Commission under the Exchange Act subject the sale of the shares of common tock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the bid and offer price quotes for the penny stock and the number of shares to which the quoted prices apply; the brokerage firm’s compensation for the trade and the compensation received by the individual salesperson for the trade. If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may limit the number of potential purchasers of shares of our common stock. In addition, certain state securities laws impose restrictions on transferring ‘‘penny stocks’’ and as a result, the ability of investors to sell their shares of common stock may be impaired.

We have not paid dividends on our common stock and investors may not receive a return on an investment in our stock.

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

As of December 31, 2005, there are 21,189,948 issued and outstanding shares of our common stock. Of this amount, approximately 12.9 million shares may be deemed to be ‘‘restricted shares’’ and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding common stock every three months. A person who is a ‘‘non-affiliate’’ of TAG and who has held restricted securities for over two years is not subject to the aforesaid volume limitations. Possible or actual sales of our common stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of our common stock in any market which may develop for such shares.

There are a significant number of outstanding options and warrants, the exercise of which may have a dilutive effect on the price of our common stock.

As of December 31, 2005, there were outstanding and immediately exercisable options to purchase 2,142,526 shares of common stock, at an average exercise price of $2.00 per share and warrants to purchase 5,220,781 shares of common stock exercisable at average price of approximately $1.41 per share. The exercise of these securities will cause dilution to our shareholders and the sale of the underlying common stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to it than the exercise terms provided by the outstanding options and warrants.

Our Series A Preferred Stock financing may result in dilution to our common stockholders.

Dilution of the per share value of our common shares could result from the conversion of most or all of the 6% Series A Redeemable Preferred Stock we issued to the selling stockholders. There are currently outstanding 5,000 shares of our Series A Preferred Stock, which were initially convertable into a total of 2,000,000 shares of common stock. Although these securities were issued at the initial conversion rate of $2.50, the decline in the market price of our common stock has resulted in an adjustment of the conversion price to the floor amount of $1.00. Accordingly, the holders of our outstanding shares of Series A Preferred Stock are able to convert these shares into an aggregate of 5,000,000 shares of our common stock. Holders of our common stock will experience substantial dilution from the conversion of the Series A Preferred Stock. In the event the conversion price is lower than the actual trading price on the day of conversion, the holder could immediately sell all of its converted common shares, which would have a dilutive effect on the value of the outstanding common shares. Furthermore, the significant downward pressure on the trading price of our common stock as Series A Preferred Stock holders converted these securities and sell the common shares received on conversion could encourage short sales by the holders of Series A Preferred Stock or other shareholders. This would place further downward pressure on the trading price of our common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the Series A Preferred Stock could lead to a decline in the trading price of our common stock.

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

The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.

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

•	quarter to quarter variations in results of operations;

•	announcements of new motion pictures;

•	competitors’ announcements of new motion pictures;

•	general conditions in the entertainment industry;

•	litigation involving us; or

•	investor and customer perceptions and expectations regarding our motion pictures, plans and strategic position and those of our competitors and customers.

Additionally, the public stock markets experience extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons often unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our executive officers and certain stockholders own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

Our executive officers and directors, beneficially own, in the aggregate, approximately 64.4% of our common stock, assuming the conversion and exercise of all convertible securities held by such persons. In addition, the holders of our Series A Preferred Stock are the beneficial owners of a significant amount of convertible securities. This concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Although the Series A Preferred Stockholders contractually agreed to not convert or exercise the securities held by them if such event would cause their percentage ownership of our common stock to exceed 4.99%, these security holders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

We have authorized shares of undesignated preferred stock.

Our certificate of incorporation authorizes the issuance of up to 500,000 shares of ‘‘blank check’’ preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. We issued 5,000 shares of Series A Preferred Stock in a private sale which we consummated on May 4, 2005, which shares have rights and preferences senior to our common stock. These rights and preferences are described in detail elsewhere in this Annual Report on Form 10-KSB. Subject to the rights of the holders of the Series A Preferred Stock, our Board of Directors is empowered, without shareholder approval, to issue additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of TAG.

Item 2.  Description of Property.

We do not own any real property. Our primary offices are at 1333 Second Avenue, Suite 240, Santa Monica, CA where we entered into a sublease for approximately 2,000 square feet of office space beginning in February 2006. The base rent is $4,000 per month and the sublease expires

April 30, 2007. In January 2006, we terminated our previous lease in Beverly Hills, CA as an accommodation to the new landlord in connection with the sale of the building. The remaining lease commitment on the Beverly Hills location, terminating in September 2007, was $276,000 at December 31, 2005. Management does not expect any material obligation to arise in connection with the early termination of the lease.

We leased an industrial condominium of approximately 10,000 square feet for use as a production studio in Chatsworth, California under a three year lease which commenced in December 2004. Our rent obligation under this lease was $8,000 per month. In May 2005, an entity affiliated with our Chief Executive Officer purchased the premises from the landlord and in August 2005, the lease with TAG was terminated effective in May 2005 with no further obligation to us in connection with the lease.

Item 3.  Legal Proceedings.

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on TAG, except as set forth below.

We are named in an administrative proceedings with the securities regulatory agency in the state of Texas regarding a private placement of limited partnership interests of Supercross the Movie, L.P. made to investors in that state by Supercross the Movie, L.P. In February 2005, the Texas Securities Bureau and counsel for TAG and Supercross agreed that Supercross the Movie, L.P. would undertake a rescission offer for the limited partnership interests of Supercross sold in Texas and to make all the required filings in that state. The estimated amount of partnership interests that would be subject to the rescission offer is approximately $660,000.

The Maryland Securities Bureau is investigating the role of TAG Entertainment Corp. in certain private offerings made by certain limited partnerships (collectively, the ‘‘LPs’’) for which we produced motion pictures in light of the relationships between TAG and the LPs. The state has alleged that the sale of limited partnership interests to investors in Maryland by these limited partnerships may not have been made in compliance with the ‘‘blue sky’’ laws of Maryland. In September 2005, the Maryland Securities Bureau demanded that these LPs conduct a rescission offer with respect to the limited partnership interests sold to Maryland residents and also indicated its intention to seek a civil penalty of $5,000 against each LP for these alleged violations. TAG and the LPs are currently attempting to reach a mutually agreeable settlement of these allegations and anticipate that each LP will offer rescission to the investors residing in Maryland. The total amount of interests sold in Maryland by these LPs was $419,000.

On September 21, 2005 a complaint entitled Grobstein, Horwath & Co., LLP (‘‘Grobstein’’) vs. TAG Entertainment Corp., Steve Austin, et al. was filed in the Superior Court of The State of California, County of Los Angeles, Northwest Division. The plaintiff, our former auditing firm, alleged that we owe the sum of approximately $152,000 arising out of an agreement related to Grobstein’s decision to resign as our auditing firm. The parties stipulated to a settlement of this claim whereby defendants have agreed to pay Grobstein the sum of $110,000 in six equal installments commencing March 1, 2006.

Certain limited partners in the entity Funny Money the Movie, L.P. have demanded that this limited partnership agree to rescind their purchase of limited partnership interests, in the aggregate amount of $275,000, plus interest. The limited partnership reached an agreement in principle with these limited partners and expects to finalize, execute and exchange the settlement documents among the relevant parties. Further, these limited partners have claimed that TAG, due to its contractual relationship with the limited partnership, has responsibility for the actions of the limited partnership. We have denied any responsibility for the actions taken in the name of the limited partnership and believe we would have meritorious defenses to any claim asserted against us. Accordingly, we do not believe that the resolution of this claim will have a materially adverse effect on our financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on our financial condition.

On January 17, 2006, a complaint was filed against TAG Entertainment, Inc. and Steve Austin by Park Avenue Entertainment, LLC claiming that we materially breached an agreement between the two companies to produce a motion picture. The complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District, with the caption Park Avenue Entertainment LLC et al. vs. TAG Entertainment, Inc.; Steve Austin et al. We have been advised that plaintiffs are seeking a default judgment against the defendants; however, the defendants are currently contesting any such action on the grounds of defective service. The claimants are seeking damages in the amount of $2,135,000 based on production fees and participation rights that they are allegedly entitled to under the production contract. We have previously disputed plaintiffs’ allegations and notified them that we may assert claims against them concerning their failure to properly perform under the agreement. We are currently reviewing the allegations made in the complaint and the claims being asserted and we intend to defend this action vigorously. Management is unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow.

TAG and its Chief Executive Officer are involved in a dispute with Mr. Jeff Franklin and F.W.E., Inc. regarding the production of two motion pictures and business dealings between Mr. Austin, our Chief Executive Officer, and Mr. Franklin. The disputes concern the production and distribution relationship regarding the films Funny Money and American Black Beauty. In each case, Mr. Franklin has alleged that TAG has not properly performed its obligations in connection with the production of these motion pictures. We have disputed the allegations of Mr. Franklin, have notified him of our potential claims against him and F.W.E. and have been engaged in protracted negotiations with him and F.W.E. in order to achieve a global settlement of the disagreements between the parties. Messrs. Franklin and Austin continue to negotiate and discuss their respective positions and we are currently unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow.

We have received a collection notice in the amount of $183,593 from Mr. R. Michael Webb on behalf of Webb Development Pension Trust on February 17, 2006. The collection notice seeks repayment of a $250,000 loan made by the creditor to Supercross the Movie, LLC, which loan was guaranteed by TAG Entertainment, Inc. as well as the personal assets of Steve Austin. The loan was initially made in July 2004.

We are a defendant in an action titled Fillmore et al. v. TAG Entertainment et al., which is pending in State Court in Utah. The action concerns an allegation of non-payment in connection with the production of the film Wild Stallion. Payment was to be by Wild Stallion Productions, LLC to certain service providers; the parties however are in dispute over the sums now due. Plaintiff has claimed he is entitled to approximately $250,000, which claims TAG and the co-defendants have refuted. The parties have stipulated to set aside a default judgment entered against the co-defendants and are engaged in discussions to settle the matter without further resort to litigation. We are currently unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow.

We are the respondent in a proceeding commenced in California state court under the caption Barrus et al. v. Steven Austin, et al. Plaintiff is the holder of an aggregate of 50,000 shares of common stock of TAG Entertainment USA, Inc. and has elected to its exercise dissenters’ rights under the California Corporations Code. We have been negotiating with the claimant to resolve this matter and we are currently unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow.

We are involved in various claims and other legal proceedings that arise from time to time in the ordinary course of business, including claims asserted by guilds and unions representing creative talent. Based on the facts of which we are currently aware, management does not believe that any of these matters will have a material adverse effect on our financial position or results of operations. Litigation is inherently unpredictable and excessive verdicts do occur. Although we believe we have valid defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on our financial position or results of operations in any particular period. No assurances can be given that management’s assessment of these claims will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of some or all of these claims could potentially have a material adverse effect on our financial condition. Further, the occurrence of intervening events may also result in management reconsidering their assessment of the impact of these matters.

We and TAG USA have been involved in various claims made or threatened against certain limited partnerships. Although these claims concern the actions of the specific limited partnerships, we have been involved in these proceedings due to the interests arising out of our production and distribution activities on behalf of these limited partnerships and, in certain situations, where an affiliate of our Chief Executive Officer serves as general partner of the limited partnership entity. In certain situations, these arrangements have led to limited partners asserting claims against and seeking redress from us. Regardless of the ultimate liability to any of these claimants, these disputes may impose financial and administrative challenges that may require the application of our resources and the time and attention of our management. Further, based on our production relationship with certain limited partnerships, cash resources were used to satisfy obligations of the limited partnerships and although we expect reimbursement from the limited partnerships, this cannot be assured. These situations have negatively impacted our cash position and distracted management from focusing on our business. With respect to claims, adverse decisions or settlements may occur in one or more of these matters and it is not possible to estimate the possible loss or losses, if any. Based on the facts of which we are currently aware, management believes that the resolution of these claims will not have a materially adverse effect on our condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of some or all of these claims could potentially have a material adverse effect on our financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Our common stock trades on the Over-the Counter Bulletin Board, also called the OTCBB, under the trading symbol ‘‘TAGE.OB’’. On March 31, 2006, our common stock had bid and offer prices of $0.60 and $0.78, respectively. At December 31, 2005 our common stock had a closing price of $1.90 per share. Our certificate of incorporation authorizes 50,000,000 shares of common stock, par value $.001 per share and 500,000 shares of preferred stock, par value $.001 per share. As of December 31, 2005, we had 21,189,948 shares of common stock issued and outstanding and 5,000 shares of preferred stock issued and outstanding, all of which shares of preferred stock are designated as Series A Convertible Preferred Stock.

The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

	High Bid	Low Bid
Fiscal 2006
March 31, 2006	$1.60	$0.25
Fiscal 2005
March 31, 2005	$5.40	$1.60
June 30, 2005	$5.40	$2.10
September 30, 2005	$4.00	$1.30
December 31, 2005	$2.50	$1.01
Fiscal 2004
March 31, 2004*	$3.75	$1.55
June 30, 2004*	$4.20	$2.00
September 30, 2004*	$5.05	$2.75
December 31, 2004	$6.40	$3.00

*	Prices quoted are those of Power Marketing, Inc., the predecessor to TAG. See Business Description.

Number of Record Holders

The approximate number of record holders of our common stock as of March 28, 2006 was 293. Such number of record holders was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

Dividend Policy

We have not paid any dividends upon our common stock since our inception, and do not expect to pay any dividends upon our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. We are obligated to pay dividends to the holders of our outstanding shares of Series A Preferred Stock in an amount equal to 6% per annum. Accrued dividends on the shares of Series A Preferred Stock are payable quarterly in arrears on each January 1, April 1, July 1, and October 1 of each calendar year and on the maturity date. We will pay these dividends in cash unless we satisfy the conditions for paying dividends in shares of our common stock, which provide that if on the applicable dividend payment dateand on each of the twenty trading days immediately preceding such date, all of the following conditions are satisfied in full:

•	the payment to be made in common stock shall not cause the number of shares of common stock beneficially owned by the holder to exceed 4.99% of the total number of shares of common stock then outstanding;

•	this registration statement shall have been declared effective and not be the subject of any stop order, shall be available to each holder for the resale of the shares of common stock so issuable or such shares are eligible for resale pursuant to Rule 144(k);

•	(a) our common stock shall be listed on the Nasdaq National Market, the Nasdaq SmallCap Market or the New York Stock Exchange and trading in the common stock on such market or exchange shall not then be suspended, (b) we shall be in compliance with each of the listing standards of the market or exchange upon which our common stock is traded, and (c) we shall not have received any notice of noncompliance from such market or exchange;

•	the trading volume of shares of common stock shall have exceeded $500,000 per day for any fifteen consecutive trading days after the effective date of the registration statement of which this prospectus forms a part; and

•	there shall not have occurred and be continuing (x) a breach by us of our obligations under the agreements pursuant to which we issued the Series A Preferred Stock; (y) a change of control event; or (z) a liquidation event.

Recent Sales of Unregistered Securities

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

In connection with the merger, we issued an aggregate of 300,000 shares of our common stock to Raymond J. Skiptunis pursuant to a consulting agreement between us for professional services rendered in connection with the consummation of the merger. This issuance was made pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In January 2005, we commenced a private placement offering of shares of common stock under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder. This offering expired during the fiscal quarter ended June 30, 2005. An aggregate amount of 29,480 shares of common stock were issued at a per share price of $3.00. We received a total of $88,000 from these sales which has been used for working capital and general corporate purposes. We relied on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder to issue the securities, inasmuch as the shares were offered and sold only to accredited investors without any form of general solicitation.

On March 30, 2005, we entered into a Securities Purchase Agreement with Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. under which we issued $1.0 million in aggregate principal amount of Senior Secured Notes and Warrants to purchase 500,000 shares of common stock. We received gross proceeds of $1,000,000, which was used for the production and distribution of films, including acquisition of additional product and/or distribution assets and for general working capital. The issuance of these securities was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirement.

On May 4, 2005, we completed a private placement with Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. of 5,000 shares of our Series A Convertible Preferred Stock, par value $.001 per share, and warrants to purchase 2,000,000 shares of common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000. We repaid out of the gross proceeds the secured notes that we issued to the investors in the bridge financing completed March 30, 2005 and described above. After payment of the notes and offering expenses in the amount of approximately $370,000, we received net proceeds of approximately $3,480,000 from this financing. We have used the net proceeds for the production, acquisition and distribution of feature films and general working capital. The Preferred Stock is convertible at the option of the holder into an initial aggregate amount of 2,000,000 shares of common stock, par value $.001 per share, at an initial conversion price of $2.50 per share. However, the decline in the market price of our common stock has resulted in an adjustment of the conversion price to the floor amount of $1.00. Accordingly, the holders of our outstanding shares of Series A Preferred Stock are able to convert these shares into an aggregate of 5,000,000 shares of our common stock. In addition, we are required to redeem the Preferred Stock (a) on its maturity date; (b) upon a change of control; or (c) if we commit a default under the transaction agreements. The warrants have an initial exercise price of $2.50 per share, subject to adjustment based on the anti-dilution provisions of the warrants, are immediately exercisable and expire in seven years. The sale of the Preferred Stock and warrants to the Investors was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and/or Regulation D. Accordingly, these securities may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirement.

In August 2005, we issued 9,500 shares to a warrant holder upon its exercise of common stock purchase warrants previously issued to him. The warrant was exercised on a cashless basis and we did not receive any proceeds from this transaction. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirer was provided with access to material information concerning the company.

In July 2005, we issued 35,000 shares of common stock to a consultant for services rendered. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirer was provided with access to material information concerning the company.

Stock Repurchases

During 2005, we did not repurchase any shares of our common stock.

Transfer Agent

The transfer agent for our common stock is InterWest Transfer Agency, Salt Lake City, UT.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

Overview

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see ‘‘Item 1—Business— Forward-Looking Statements’’ for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under ‘‘Item 1—Business—Risk Factors’’ and included in other portions of this report.

Nature of Operations

TAG Entertainment Corp. is a Delaware corporation headquartered in Santa Monica, California. We are engaged in the development, production and distribution of motion pictures and the management of studio facilities. We also acquire the copyrights and/or distribution rights to already completed films for media exhibition. In order to finance film production, we have raised funds through the establishment of single purpose limited partnerships and through the sale of equity or debt securities. TAG Entertainment USA, Inc. (‘‘TAG USA’’), our wholly-owned subsidiary, serves as the sole general partner of the following four limited partnerships: Majestic Film Partners, LP, Majestic Film Partners II, LP, Majestic Film Partners III, LP and Majestic Film Partners IV, LP (the ‘‘Majestic Limited Partnerships’’). TAG USA is also the distributor of films produced by numerous other limited partnerships as well as assists in facilitating the production and distribution of films produced by limited partnerships for which it receives an overhead and/or production fee. Five of these other limited partnerships have as their general partner an entity owned and controlled by Steve Austin, our Chief Executive Officer.

Our revenues are derived from motion picture production and distribution fees, which includes theatrical, home entertainment, television and international distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of our own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of our productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of our productions and acquired films to international markets on a territory-by-territory basis.

Our primary operating expenses include the following: direct operating expenses, which include amortization of production or acquisition costs, participation and residual expenses, distribution and marketing expenses; which primarily include the costs of theatrical ‘‘prints and advertising’’ and of video and DVD duplication and marketing; and general and administration expenses, which include salaries and other overhead.

Merger

On November 22, 2004, TAG USA was acquired by Power Marketing, Inc., a Delaware corporation. In the transaction, TAG USA merged with a subsidiary of Power Marketing, Inc. and became a wholly-owned subsidiary of Power Marketing, Inc., now operating as a separate entity. As a result of this transaction, the stockholders and other security holders of TAG USA became the owners of approximately 90% of our outstanding shares of common stock. In connection with the merger, Power Marketing changed its corporate name to TAG Entertainment Corp., obtained the new trading symbol TAGE.OB and all of the officers and directors of Power Marketing resigned and Mr. Austin, who was the majority shareholder, Chief Executive Officer and sole director of TAG USA became our Chief Executive Officer, Chief Financial Officer and sole director. We appointed five additional directors to our board during 2005; however, as of March 20, 2006, two of our independent directors resigned. The transaction was treated as a reverse merger and a recapitalization of the company for reporting purposes. The holders of approximately 1,122,000 shares of common stock of TAG USA that did not consent in writing to our acquisition of TAG USA were entitled to exercise appraisal rights under the California Corporations Code. As described under the caption ‘‘Legal Proceedings,’’ we are the respondent in a proceeding commenced by the holder of an aggregate of 50,000 shares of common stock of TAG USA that has elected to its exercise dissenters’ rights under the California Corporations Code. We continue to negotiate with the claimant to resolve this matter.

Going Concern and Management Plans

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have experienced recurring losses and negative cash flows from operations and have a working capital deficit, which raises substantial doubt about our ability to continue as a going concern and our independent auditors have included a ‘‘going concern’’ explanatory paragraph in their report on our financial statements for the year ended December 31, 2005. We are currently devoting efforts to raising additional capital and achieving profitable operations. Our ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. We closed on a bridge financing in the amount of $1,000,000 on March 30, 2005. On May 4, 2005,we completed a $5,000,000 preferred stock financing and retired the bridge loan.

On March 30, 2005, we entered into a Letter of Intent to acquire a privately held company, Myriad Pictures, Inc., which is engaged in the film production and distribution business. The letter of intent provided for a purchase price of approximately $4,000,000, including an earnout payment of up to $2,000,000. In connection with the execution of the letter of intent, we provided Myriad with a short term loan of $250,000, bearing interest at the rate of 3% per annum, which Myriad was to use for working capital and to pay for its acquisition costs pending the closing (the ‘‘Myriad Loan’’). The Myriad Loan is secured by a lien on the assets of Myriad. As of February 23, 2006, we notified Myriad that we were terminating negotiations and the letter of intent, effective immediately. Pursuant to its terms, the Myriad Loan (less certain expenses) is repayable by March 30, 2006 and we have not received repayment as of the date hereof.

In order to satisfy future cash requirements, management is actively pursuing and has entered into discussions regarding additional financing to support the proposed acquisition, related expansion plans, and ongoing operations. We currently have no firm agreements with any third parties for any future transactions and future financings.

Critical Accounting Policies

Accounting Principles, Estimates and Reclassifications

The accompanying consolidated financial statements for the years ended December 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’). The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those and other estimates. In preparing the financial statements for comparative purposes, prior year financial information has been reclassified to conform with classifications of the current year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TAG, TAG USA and of the Majestic Limited Partnerships, of which TAG USA is the sole general partner. The General Partner has the full and exclusive control of the management and operation of the business of each partnership. In its capacity as General Partner, TAG USA participates in 1% of the losses of the limited partnerships but shares in 60% of any profits. All significant inter-company balances and transactions have been eliminated in consolidation.

Minority Interests

We consolidate the Majestic Limited Partnerships, of which TAG USA is the sole general partner. The amount of minority interest represents the aggregate net limited partnership capital of each partnership offset by 99% of accumulated Majestic Limited Partnership losses.

Revenue Recognition

Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SOP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on our participation in box office receipts. Revenue from the sale of videocassettes and digital video disks (‘‘DVDs’’) in the retail market is recognized on the ‘‘street date’’ when it is available for sale to the customer. Revenues from televisions licensing are recognized when the feature film or television program is available to the licensee for telecast. Revenues from sales to international territories are recognized when the feature film or television program is available to the distributor for exploitation and no conditions for delivery exist.

Production fees are earned on films where we have been engaged as producer by limited partnerships formed to finance the movie. In certain cases, such fees are fixed in amount and are earned and billed during the production process. In other cases, we earn a fee based on the revenues of the film and therefore recognizes our fee when revenues are determined and reported by the distributors of the film.

On certain films, we earn management fees in connection with our role as production manager for the limited partnerships where our Chief Executive Officer has assigned to TAG his management fee rights during the production period.

We bill overhead fees to limited partnerships for reasonable, direct and allocable costs arising during the management of film the projects.

Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease.

Cash payments received which may include minimum guarantees may be recorded as deferred revenue until all conditions of revenue recognition have been met.

Cash Equivalents

For purposes of reporting cash flows, we consider all short-term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

Capitalized Film Costs

Capitalized film costs consist of investments in films which include the unamortized costs of completed films which we have produced or for which we have acquired distribution rights or film libraries.

For films we produced, capitalized costs include all direct production and financing costs, and production overhead. For acquired films, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights.

Costs of acquiring and producing films and of acquired libraries are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that the current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed ten years following the date of acquisition.

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates.

Films in progress include the accumulated costs of production which have not yet been completed.

Films in development include costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when abandoned, or three years from the date of the initial investment.

Equipment

Equipment is carried at cost and is depreciated on the straight-line basis over their estimated useful lives of three to eight years. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any existing gain or loss is credited or charged to operations. Depreciation expense was $49,000 and $48,000 in 2005 and 2004, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’). This standard requires us to adopt the ‘‘fair value’’ method with respect to stock-based compensation of consultants and other non-employees. We did not change our method of accounting with respect to employee stock options; we continue to account for these under the ‘‘intrinsic value’’ method and to furnish the pro-forma disclosures required by SFAS 123.

Valuation of the Our Common Stock

Unless otherwise disclosed, all stock-based transactions entered into by us have been valued at the market value of our common stock on the date the transaction was entered into or have been valued using the Black-Scholes to estimate the fair market value.

Concentrations of Risk

Our financial instruments that are exposed to concentrations of credit risk consist of cash and receivables. We invest our cash in banks with high credit ratings; however, certain account balances have been maintained at levels in excess of federally insured limits. We have not experienced a loss in such accounts.

We extend credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses, as required. We sub-distribute titles in both the domestic and international markets. We are typically paid an advance or minimum guarantee for these rights. Any overages (revenue in excess of the minimum guarantee) are reported to us 45 to 90 days after the reporting period. Because of the minimum guarantees and the details of our distribution relationships, our outstanding balances may extend to greater than 90 days.

At December 31, 2005, our receivables included $1.6 million to be collected from an international film distributor for sub-distribution rights on a film completed and delivered during the year. In addition, we issued a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.2 million at December 31, 2005. The receivable from distributor represents a minimum guarantee under a distribution contract with us to be collected from receipts in various foreign markets. The note receivable, which originally matured during the fourth quarter of 2005 was extended until the fourth quarter of 2006. The amount due bears interest at 12% per annum and will be collected from the partnership after payment of distribution and production fees and expenses related to the film. While estimates of gross receipts, including video and DVD sales, support the stated values of these amounts, the collection of these balances is subject to inherent risks associated with the worldwide performance of the film and general conditions in the various foreign markets.

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

Earnings per Common Share

We compute earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share’’ (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted EPS is similar to the basic EPS computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. The diluted EPS amounts for the years ended December 31, 2005 and 2004 do not reflect the impact of common share equivalents arising from warrants and options totaling 7,363,000 and 4,990,000 at December 31, 2005 and 2004, respectively, as the effects would be anti-dilutive in those periods.

Results of Operations: Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue

Gross revenues for the year ended December 31, 2005 and 2004 were $3,879,000 and $2,059,000, respectively, an increase of $1,820,000 or 88%. The increase in revenues was principally attributable to the increase in production and distribution fees arising from film projects where TAG was engaged to manage filming and related production activities on behalf of certain investor partnerships. Production, management and overhead fees for the year ended December 31, 2005 increased by $1,606,000 from $675,000 in 2004 to $2,281,000 for 2005. This increase was due to increased production and administrative support activity during the year on film projects.

In addition, film revenues increased as a result of distribution fees arising on film projects that were delivered for international distribution. Distribution fees for the year ended December 31, 2005 increased by $503,000 from $1,095,000 in 2004 to $1,598,000 for 2005.

There was no studio rental income in 2005, compared to $289,000 in 2004, as we elected to not pursue studio rental activities in 2005. During 2005 our lease was terminated subsequent to the sale of the building.

Expenses

Operating expenses for the year ended December 31, 2005 were $4,452,000 compared to $6,391,000 for the year ended December 31, 2004, a decrease of $1,939,000. The decrease in expenses is primarily attributed to decreased amortization of film costs ($690,000), legal settlements ($590,000), studio rent ($133,000), and selling, general and administrative expenses ($1,135,000) offset by failed acquisition costs ($609,000). Film and amortization costs for the year ended December 31, 2005 were $575,000 compared to $1,265,000 for the year ended December 31, 2004. The decrease in film amortization is directly related to decreased revenues on films either TAG or consolidated limited partnerships previously financed and produced. Legal settlements for the year ended December 31, 2005 were $0 as compared to $590,000 for the year ended December 31, 2004. In 2004, legal settlements were paid with regard to our lease of certain studio facilities in 2004 and an investor claim.

Studio rent expenses for the year ended December 31, 2005 were $43,000 as compared to $176,000 for the year ended December 31, 2004. The decrease in studio rent expense was the result of the company not pursing studio rental activities in 2005 and our termination of this lease during the fiscal year.

Decreased consulting and legal expenses in 2005 contributed to the overall decrease in expenses as we completed our transition as a public company in connection with the merger in 2004. Failed acquisition costs increased in the year ended December 31, 2005 by $609,000 as the result of the write off of accounting, legal, and other expenses related to the termination of the Letter of Intent with Myriad Pictures. There were no failed acquisition costs in the prior year.

Interest expense was $1,561,000 in 2005 and included discount amortization associated with the bridge financing retired in May 2005 ($788,000), amortization of the convertible preferred stock discount associated with related warrants ($573,000), and interest on our convertible preferred stock. There was no interest expense in the prior year.

Minority Interest

The loss attributable to minority interest for the year ended December 31, 2005 and 2004 was $255,000 and $451,000, respectively, a decrease of $196,000. The decrease is primarily attributed to the partial write-down of films costs in three of the limited partnerships in 2004 that we consolidate in our financial statements. There were no corresponding write-downs in the 2005.

Financial Condition, Liquidity, and Capital Resources: For the Year Ended December 31, 2005

Since inception, we have financed our operations primarily through the sale of equity securities and issuance of debt instruments.

As of December 31, 2004, we had minimal cash and cash equivalents and we were in the process of completing various financing arrangements. In March 2005, we completed a secured debt financing transaction which provided us with cash of $1,000,000. We have used the funds for the production and distribution of films, including acquisition of additional product and/or distribution assets and for general working capital. We also granted the investor warrants to purchase a total of 500,000 shares of our common stock, exercisable at $1.00 per share, subject to adjustment upon certain events, including as a result of our sale of equity securities at a price below the exercise price. The warrants are exercisable at any time on or before March 30, 2010.

On May 4, 2005, we consummated a subsequent financing transaction with the holders of the secured notes, pursuant to which the secured notes were repaid in full and we fulfilled our obligations under the Security Agreement and Guaranty we entered in connection with our secured note financing. In this financing transaction, we completed a private placement of shares of TAG’s Series A Convertible Preferred Stock, par value $.001 per share, and warrants to purchase shares of TAG’s common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000. We repaid out of the gross proceeds the secured note we issued to the investor in the bridge financing completed March 30, 2005. After payment of the note and offering expenses in the amount of approximately $370,000, we received net proceeds of approximately $3,480,000 from this financing. We are using the net proceeds for the production, acquisition and distribution of feature films and general working capital.

In this financing, we issued 5,000 shares of Series A Preferred Stock, convertible at the option of the holder into an initial aggregate amount of 2,000,000 shares of common stock, par value $.001 per share, at an initial conversion price of $2.50 per share, and warrants to purchase an initial aggregate amount of 2,000,000 shares of common stock at an initial exercise price of $2.50 per share, which are immediately exercisable and expire in seven years. Due to the decline in the market price of our common stock, the conversion rate of the shares of Series A Preferred Stock was adjusted to $1.00 and such shares are presently convertible into an aggregate of 5,000,000 shares of common stock. Each share of Preferred Stock, which has a stated value of $1,000 per share, earns cumulative dividends at a rate of 6% per annum and matures three years from the date of issuance. The dividend and liquidation rights of the Preferred Stock are senior to those of its common stock. The Preferred Stock does not carry voting rights.

Net cash used for operating activities for 2005 was $2,176,000 which primarily resulted from our operating losses, as well as amounts advanced to certain partnerships to fund completion of films where we are engaged as producer and distributor. Net cash used for operating activities for the year ended December 31, 2004 was $888,000 which primarily consisted of our operating loss along with film investments of $1,006,000, offset by increases in accrued salaries of $420,000 and amounts payable to affiliated partnerships of $1,238,000.

Net cash used in investing activities for 2005 was $2,223,000 compared to $167,000 in the prior year. In 2005, we loaned $250,000 to Myriad Pictures, Inc., in connection with a proposed acquisition and issued a note for the provision of production completion funds on a film that was released during the third quarter. In addition, we incurred $338,000 in costs related to a proposed acquisition and invested $200,000 in film partnerships. In 2004, equipment purchases totaled $153,000. As of February 23, 2006, we notified Myriad that we were terminating negotiations and the letter of intent, effective immediately and have requested repayment of our loan, which was due (less certain expenses) by March 30, 2006. We have not yet received repayment of this loan.

Net cash provided by financing activities for 2005 was $4,434,000 which primarily consisted of proceeds from debt financings offset by financing costs. Net cash provided by financing activities in 2004 was $393,000 which primarily included proceeds from the issuance of common stock and private placement proceeds payable to our chief executive officer.

In 2005, we invested $260,000 in a limited liability company created to produce a film with the working title of Pool Hall Prophets. In March 2005, the limited liability company agreed to pay us a special distribution equal to our initial capital contribution plus 10% for a total of $286,000. We retain a minority interest in the company and may receive further disbursements from operating cash in the future subject to the limited liability company’s prior obligations and the results of its operations.

Our subsidiary, TAG USA, entered into production and distribution agreements with Wild Stallion Productions LP, an unaffiliated third party that holds the rights to the motion picture Wild Stallion. These arrangements provide TAG USA with the rights to produce and distribute the motion picture. In July 2005, TAG USA agreed to guarantee a loan in the amount of $250,000 made by an individual lender to Wild Stallion Productions in order to induce the lender to make this loan. The loan proceeds have been used by Wild Stallion for the production of the motion picture. This loan, which bears interest at the rate of 10% per annum, was due on August 15, 2005 and has not been repaid by the limited partnership. The lender, however, has neither demanded repayment from the limited partnership nor notified TAG USA of its intention to collect under the guarantee.

At December 31, 2005, our receivables included $1.6 million to be collected from an international film distributor for sub-distribution rights on the film Supercross, which was film completed and delivered during the year. In addition, we issued a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.2 million at December 31, 2005. The receivable represents a minimum guarantee under a distribution contract with us to be collected from receipts in various foreign markets. The note receivable, which originally matured during the fourth quarter of 2005 was extended until the fourth quarter of 2006. The amount due bears interest at 12% per annum and will be collected from the partnership after payment of distribution and production fees and expenses related to the film.

We will continue to evaluate our intangible assets, including goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. We have acquired limited partnership interests in five limited partnerships from the holders of such interests in consideration for shares of our common stock. We have issued 675,000 shares of our common stock in such transactions and acquired limited partnership interests valued at $688,000. We hold a 14.2% position in Animal Partners, L.P., which was valued at $425,000 and a 5.9% position in Family Film Partners VII, LP valued at $200,000. We will recognize an impairment charge based on the amounts of these investments if we determine, in accordance with generally accepted accounting principles, that the carrying value of these assets exceeds the undiscounted future cash flows expected from such assets as well as upon the eventual disposition of such assets. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We review these assets on a quarterly basis to determine whether an impairment charge is appropriate.

We have received a collection notice in the amount of $183,593 from Mr. R. Michael Webb on behalf of Webb Development Pension Trust on February 17, 2006. The collection notice seeks repayment of a $250,000 loan made by the creditor to Supercross the Movie, LLC, which loan was guaranteed by TAG Entertainment, Inc. as well as the personal assets of Steve Austin. The loan was initially made in July 2004.

As described above in Item 3. ‘‘Legal Proceedings,’’ we are party to various other claims, including claims made or threatened against certain limited partnerships. As described therein, although we believe we have valid defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on our financial position or results of operations in any particular period. No assurances can be given that management’s assessment of these claims will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of some or all of these claims could potentially have a material adverse effect on our financial condition. Further, the occurrence of intervening events may also result in management reconsidering their assessment of the impact of these matters. Regardless of the ultimate liability to any of these claimants, these disputes may impose financial and administrative challenges that may require the application of our resources and the time and attention of our management.

Cash Requirements and Need for Additional Funds

As of December 31, 2005 our cash balance was approximately $58,000 and we have an immediate need for cash to fund our working capital requirements and business model objectives. With the completion of the $5 million preferred stock financing in 2005, we received net proceeds of approximately $3.5 million after retirement of the $1 million bridge loan and payment of closing costs. We used these proceeds to fund our near term working capital requirements and business model objectives. In connection with the execution of our business strategy and related expansion plans, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of its securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than projected, we will need to raise a greater amount of funds than currently expected.

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

We have incurred debt to unconsolidated partnerships in the aggregate amount of $1,509,000 as of December 31, 2005, which we required during the course of managing our operations and facilitating the activities of the partnerships. In addition, cash transfers were required between affiliated partnerships to meet cash flow needs and other obligations. Cash transfers were made between and among us and both consolidated and unconsolidated partnerships.

The receivable and payable balances among affiliated entities on December 31, 2005 and the amounts due (to) or from affiliated partnerships are as follows:

Santa Trap, LLC	$(19,000)
Animal Partners, LP	(616,000)
Family Film Partners VII, LP	83,000
Cinderella, LP	153,000
Fairy Tale Partners III, LP	(1,450,000)
Family Film Partners, VIII, LP	(3,000)
Tag Studios No. 1, LP	3,696,000
Ghost Town, LP	(643,000)
American Black Beauty, LP	(133,000)
Black Beauty, LLC	292,000
Red Riding Hood, LLC	1,250,000
Motocross Kids, LP	(1,233,000)
Funny Money the Movie, LP	(522,000)
Down Town the Movie, LP	957,000
Supercross the Movie, LP	(2,842,000)
Austin Family Entertainment, LLC	(7,000)
Steve Austin Productions, LLC	(472,000)
Total	$(1,509,000)

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

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

Item 7.    Financial Statements.

Our audited financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 follow Item 14 of this Annual Report on Form 10-KSB, beginning at page F-1.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Engagement of Grobstein Horwath & Co., LLP

(i) On January 17, 2005, we dismissed Pritchett, Siler & Hardy, P.C. as our independent public accountants. The reports of Pritchett, Siler & Hardy on our financial statements for each of the past two fiscal years, the fiscal years ended December 31, 2003 and 2002, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Pritchett, Siler & Hardy on our financial statements for each of the fiscal years ended December 31, 2003 and 2002 contained an explanatory paragraph as to our ability to continue as a going concern. The decision to dismiss Pritchett, Siler & Hardy was made and approved on January 17, 2005 by Steve Austin, our sole director at that time.

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

(iii) Effective January 17, 2005, we engaged Grobstein, Horwath & Company LLP as our new independent public accountants to audit our financial statements for the fiscal year ended December 31, 2004. Grobstein was engaged by TAG USA with respect to its consolidated financial statements for the fiscal year ended December 31, 2003. TAG USA was a private company that we acquired in a merger consummated on November 22, 2004, and is deemed to be the accounting acquirer for financial statement reporting purposes. Prior to the engagement of Grobstein, we had not consulted with Grobstein during our two most recent fiscal years and through the date of our Report on Form 8-K in any matter regarding: (A) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither was a written report provided to us nor was oral advice provided that Grobstein concluded was an important factor that we considered in reaching a decision as to the accounting, auditing or financial reporting issue, or (B) the subject of either a disagreement or a reportable event defined in Item 304(a)(1)(iv) of Regulation S-B.

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

(iii) Grobstein’s resignation was an independent decision and our Board neither recommended nor approved such event.

(iv)(A) During the period of Grobstein’s engagement, there were no disagreements with Grobstein on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grobstein’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements.

(iv)(B) As discussed below, in a letter dated January 28, 2005, Grobstein advised us that the scope of the audit that it had been conducting during the period of its engagement would need to be expanded significantly in order to determine if Grobstein would be able to render an opinion on the consolidated financial statements of TAG USA for the periods through December 31, 2003. Grobstein’s January 28, 2005 letter was sent after its receipt of certain documents (including minutes of a meeting of TAG USA’s board from September 26, 2001) that were delivered to Grobstein on or about January 20, 2005 by a consultant to us that was retained to provide financial and accounting services equivalent to the services customarily provided by a company’s chief financial officer. The minutes described the allegations set forth in paragraph (iv)(C) below. The Board’s consideration of these allegations and the subsequent temporary resignation of TAG USA’s Chief Executive Officer were not previously communicated to Grobstein by management or the consultant, contrary to representations that all minutes had been produced. In its letter dated February 9, 2005 to us, Grobstein stated that it reached the conclusion that it was unwilling to rely on management’s representations.

(iv)(C) The subject matter of Grobstein’s statements identified in Paragraph (iv)(B) above are described herein. As stated above, under cover of a letter dated January 28, 2005, Grobstein advised us that on January 20, 2005, it received copies of minutes of a meeting of the Board of Directors of TAG USA dated September 26, 2001, after having been previously advised that all minutes were previously produced. Grobstein expressed its concern that the minutes were not previously disclosed in light of the subject matter of such minutes. The minutes from September 26, 2001 discussed allegations concerning TAG USA’s lack of corporate formalities between the corporation and certain affiliated limited partnerships; inadequate financial controls; irregularities by its Chief Executive Officer in the disposition of corporate and partnership assets and financial resources by making undocumented expense reimbursements; failure of the Chief Executive Officer to properly disclose insider and related party transactions and other matters; and the disregard of directions of the Board concerning its operations. These events led to the temporary resignation of TAG USA’s Chief Executive Officer from the Board of Directors and such office. Subsequently, the Board approved an action plan by the Chief Executive Officer that resulted in the reinstatement of the Chief Executive Officer. The original members of the Board resigned after the approval of the action plan. Subsequently, TAG USA engaged additional accounting professionals, including Grobstein and other firms, to remediate the inadequate financial controls and documentation. In addition, upon the advice of Grobstein, the Chief Executive Officer agreed to take responsibility for and treat the undocumented expense reimbursements as loans made to him by the company and/or its affiliated limited partnerships and to repay those amounts by surrendering shares of common stock of TAG that he owned to those entities.

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

Upon our receipt of Grobstein’s January 28, 2005 letter, we advised Grobstein that we believed that our financial consultant had supplied Grobstein with all necessary documents and information, delivered a detailed written response dated February 1, 2005 to Grobstein in response to the issues raised in Grobstein’s January 28, 2005 letter and held a meeting on February 3, 2005 to discuss the matters raised therein in order to reach an agreement on an action plan. On February 4, 2005, we provided Grobstein with a detailed action plan in response to the meeting and provided supplemental information on February 7, 2005. Notwithstanding our discussion and correspondence subsequent to January 28, 2005, in a letter dated February 9, 2005, Grobstein advised us of its decision to resign as our accountants and auditors. Grobstein based its decision to resign on its belief that it was unable to rely on management’s representations due to the matters discussed above.

We have established, and will continue to establish, new policies and procedures designed to improve the reliability and reporting of operational and financial information. In recent months, prior to the January 28, 2005 letter from Grobstein, we had hired additional accounting staff and worked diligently with its counsel to improve our internal financial controls and adherence to corporate formalities. We are committed to improving our internal controls, and are reevaluating systems and personnel with a view toward implementation of all appropriate corrective action.

(iv)(D) Upon our receipt of Grobstein’s January 28, 2005 letter, we arranged a meeting between Grobstein and our Chief Executive Officer/Chairman of the Board (and sole director at that time) to discuss the matters raised therein. However, our Chief Executive Officer and Chairman did not meet with Grobstein to discuss the matters raised in its February 9, 2005 letter.

(iv)(E) We authorized Grobstein to respond fully to the inquiries of the TAG’s successor accountant.

On February 24, 2005 we filed an Amendment to our Current Report on Form 8-K of February 16, 2005 to include the letter we requested from Grobstein in accordance with Item 304(a)(3) of Regulation S-B and to respond to certain of the statements made by Grobstein in their letter.

Engagement of AJ. Robbins PC

(i) Effective February 24, 2005, we engaged AJ. Robbins, PC (‘‘AJRPC’’) as our new independent public accountants to audit our financial statements for the fiscal year ending December 31, 2004.

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

Item 8A.    Controls and Procedures.

Disclosure Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (who also currently serves as our chief financial officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls, as described in greater detail below. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the year to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In our quarterly report on Form 10-QSB for the quarter ended September 30, 2005, we reported that during our evaluation of disclosure controls and procedures for such period and in connection with our ongoing efforts to improve our internal control over financial reporting, certain deficiencies in our disclosure controls and procedures came to management’s attention. These deficiencies, which include a need to improve the timeliness of the dissemination of information received from one of our third party service providers and ascertaining expense and related liabilities incurred by certain limited partnerships with which we have production and distribution relationships are being addressed through implementing greater controls in our relationships with these limited partnerships. Although management did not uncover additional deficiencies in its evaluation for this Annual Report, we are continuing our efforts to improve both our disclosure controls and procedures and our internal control over financial reporting.

Internal Controls

In connection with the merger of Power Marketing and TAG USA in November 2004, we adopted and implemented numerous measures in connection with its ongoing efforts to improve control processes and corporate governance. These changes are required to effect our transition from a privately-held corporation to a public company that files periodic reports under the Securities Exchange Act of 1934, as amended. As a private company, TAG USA was not required to adopt the types of internal control procedures that a public company must adopt and maintain. Accordingly, since the merger, we have taken numerous steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. Measures we have taken during the 2005 fiscal year which either have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, include the following:

•	Increasing the membership of the board of directors to consist of six persons, four of whom are independent, as such term is defined in the Marketplace Rules of the Nasdaq Stock Market. However, as previously reported, we are seeking to fill the vacancies created by the recent resignation of two board members.

•	Determining to hire an individual to serve as Chief Financial Officer on a full-time basis.

•	Adopting a Code of Ethics and Business Conduct. The Code of Ethics is designed to promote ethical conduct and full, fair and accurate disclosure in its periodic reports. We have re-emphasized to our finance and accounting personnel the importance of these requirements.

•	Recruiting new personnel to the finance function who have expertise in financial controls and reporting, including a corporate controller, and made other changes in finance personnel to improve the overall quality and level of experience of the finance organization.

•	Reorganizing our finance and general and administrative functions to improve financial oversight.

•	Implementing changes in our organizational structure to provide a clearer segregation of responsibilities in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support the preparation of quarterly and annual financial statements.

•	Adopting and implementing standard financial policies and procedures on a comprehensive basis. These policies provide finance and accounting guidance and include process documentation designed to ensure consistent application of policies and procedures.

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

The changes noted above occurred throughout the 2005 fiscal year; however, there were no specific changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

We do not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B.    Other Information.

We entered into a sublease for our primary offices at 1333 Second Avenue, Santa Monica, CA, which is effective as of January 26, 2006 and expires on April 30, 2006. We received confirmation from the landlord that it approved the sublease on March 20, 2006. See detailed information regarding this lease under Item 2. ‘‘Description of Property’’ above.

In March 2006, we agreed to issue warrants to purchase 100,000 shares to a service provider in connection with a co-production arrangement we entered into with it. The warrants are exercisable at $1.00 per share for a period of seven years. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirer was provided with access to material information concerning the company.

In March 2006, we issued 125,000 shares of our common stock to a limited partner in a limited partnership for which an entity affiliated with our Chief Executive Officer serves as general partner. The shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as the limited partner was previously granted the right to convert his interests in the limited partnership into shares of our common stock. The acquirer is an accredited investor and the securities were issued without any form of general solicitation or general advertising.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table summarizes the name, age and title of each of our current directors and executive officers. Directors are elected annually by our stockholders and hold office until their successors are elected and qualified, or until their earlier resignation or removal. In May 2005, we appointed the four following persons to serve as independent members of our Board of Directors: John T. Botti, James Schneider, H. Carl McCall and Marvin Rosen. However, as of March 20, 2006, Messrs. McCall and Rosen resigned from our Board. Accordingly, our Board of Directors currently consists of four members, two of whom are independent, as defined in the Marketplace Rules of The Nasdaq Stock Market. We will seek to replace the vacancies created by the resignations of Messrs. McCall and Rosen as soon a practicable. There are no family relationships among our executive officers and directors. Officers are elected by and serve at the discretion of the Board of Directors. Board members hold office until their successors are chosen and qualified, or until they resign or have been removed from office. Our current directors and officers are as follows:

Name	Age	Position Held
Steve Austin	48	Chairman, Chief Executive Officer and Chief Financial Officer
Raymond J. Skiptunis	63	Director, Management Consultant
John T. Botti	42	Director
James L. Schneider	58	Director

None of our directors or executive officers has, during the past five years,

•	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Business Experience

Steve Austin has been our Chairman, Chief Executive Officer and Chief Financial Officer since our inception. Mr. Austin has over 25 years of experience in the entertainment industry. Mr. Austin has an extensive and distinguished career in all aspects of the film and television industry including experience as an actor, personal manager, director, producer and company executive. He starred in the best-selling video series ‘‘Daddy and Me’’ distributed by Artisan Entertainment. He managed his daughter Alana Austin’s career for over ten years and negotiated deals for her that included staring roles in: A Simple Twist of Fate for Disney starring Steve Martin, North for Castle Rock directed by Rob Reiner, a recurring role in the television series Ink with Tony Danza and Sister Sister for Warner Bros. Mr. Austin directed the feature film Route 66, and has produced and independently financed the following films: Dumb Luck, No Place Like Home, Castle Rock, The Retrievers, The Santa Trap and Red Riding Hood. Mr. Austin founded TAG Entertainment, Inc. in 1999 as a company focused on developing, creating, distributing and marketing family entertainment.

John T. Botti joined our board in May 2005. Mr. Botti is the President of Titan Capital Systems, Inc., a technology development and consulting company he founded in 2005. From 1985 to 2004, Mr. Botti was the President, Chief Executive Officer and Chairman of AuthentiDate Holding Corp., a provider of software-based content authentication technology, which he co-founded in 1985. Mr. Botti graduated from Rensselaer Polytechnic Institute with a B.S. degree in electrical engineering in 1994 and in 1996 earned a Master of Business Administration degree from RPI.

James L. Schneider joined our board in May 2005. Mr. Schneider has been the Chief Executive Officer of Deer Hill Associates, a business consulting firm specializing in enhancing the operational efficiency of firms in the IT Services industry and providing government consulting since 2002. From 1988 to 2002, Mr. Schneider was the Chief Executive Officer and owner of Professional Consulting Network, a firm that provides IT consulting to private sector and government clients. From 1977 to 1988, Mr. Schneider was President of Sanderson Associates, a staffing and placement firm specializing in the IT sector. Mr. Schneider received a B.S. in Applied Systems and Business from the University of California, Berkeley and an M.B.A. from California State University. Mr. Schneider also serves on the board of directors of the Genomics Education Institute, a non-profit organization.

Raymond J. Skiptunis joined our board in May 2005 and is currently providing management services to TAG on a consulting basis. From 2002 to 2004, Mr. Skiptunis served as a consultant and the interim Chief Financial Officer and Chief Executive Office of Power Efficiency Corporation. Prior to that, Mr. Skiptunis worked at SR Capital Partners, a business consulting firm, from 1996 to 2002. Mr. Skiptunis also served as the Chief Executive Officer and Vice Chairman of TeamStaff, Inc. from 1990 to 1996 a publicly held professional employer organization; the Chief Executive Officer of Venray Management Corp. from 1983 to 1990 a venture capital and financial consulting firm; the Chief Financial Officer, Vice President and Board member of Biosearch Medical Products, Inc. from 1978 to 1983; and was engaged in private practice as an accountant.

Meetings of Directors

During the fiscal year ended December 31, 2005, our board of directors held three meetings and acted by unanimous written consent on four occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors. Our independent directors meet in executive sessions periodically during the course of the year.

Committees of the Board of Directors

Upon our appointment of four independent directors in May 2005, we also established three committees of our board: Audit, Management Resources and Compensation, and Nominating and Corporate Governance. However, due to the recent resignation of two independent board members, we will need to reconfigure these committees and intend to do so as soon as new individuals are elected to the board. Our independent directors are John T. Botti and James Schneider.

Audit Committee. The members of the Audit Committee from June 2005 until March 2006 year were Messrs. Botti, McCall and Schneider. Each of these individuals was appointed to serve on the Audit Committee on June 6, 2005. Mr. Botti serves as the Chairman of the Audit Committee. However, due to Mr. McCall’s resignation, the Audit Committee now consists of Messrs. Botti and Schneider. The Audit Committee acts to: (i) acquire a complete understanding of our audit functions; (ii) review with management the finances, financial condition and our interim financial statements; (iii) review with our independent auditors the year-end financial statements; and (iv) review implementation with the independent auditors and management any action recommended by the independent auditors. Our Board of Directors had determined that Mr. McCall was our audit committee financial expert as defined in Item 401(e) of Regulation S-B, and was independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. In light of his resignation, the board will designate a new audit committee financial expert. The Audit Committee did not meet during the fiscal year ended December 31, 2005.

Management Resources and Compensation Committee. From May 2005 until March 2006, our Management Resources and Compensation Committee was comprised of Messrs. Schneider, McCall and Rosen. Mr. Schneider was appointed as Chairman of this committee. Each of these individuals was appointed to this committee on May 2, 2005. However, as Messrs. McCall and Rosen have resigned, we intend to appoint new individuals to serve on this committee. The functions of this committee include administration of our 2004 Employee Stock Option Plan and the negotiation and review of all employment agreements of our executive officers. During the fiscal year ended December 31, 2005, the Management Resources and Compensation Committee held one meeting.

Nominating and Corporate Governance Committee. From June 2005 until March 2006, this committee was comprised of Messrs. Botti, McCall and Rosen, with Mr. McCall as Chairman. These individuals were appointed to this committee on June 6, 2005. However, as Messrs. McCall and Rosen have resigned, we intend to appoint new individuals to serve on this committee. The Nominating and Corporate Governance Committee’s tasks include reviewing and recommending to the Board issues relating to the Board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board’s compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. During the fiscal year ended December 31, 2005, the Nominating and Corporate Governance Committee did not meet.

The board did not adopt any modifications to the procedures by which security holders may recommend nominees to our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act

As we are registered under Section 15(d) of the Exchange Act, we are not subject to the reporting obligations of Section 16(a).

Code of Ethics

We adopted a Code of Ethics for our employees and management, including our Chief Financial Officer and Chief Executive Officer as of April 4, 2005. Our Code of Ethics is filed as Exhibit 14 to our Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Item 10.	Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by us during the years ended December 31, 2005, 2004 and 2003 to each of our named executive officers.

							Long Term Compensation Awards
Name and Principal Position	Fiscal Year		Salary	Bonus	Other Annual Compensation		Restricted Stock Award(s)	No. of Securities Underlying Options/SARs
Steve Austin,	2005		$300,000	$0	0		0	0
Chief Executive Officer and Chairman of the Board of Directors	2004	*	$500,000	$0	95,000	(1)	0	1,665,176	(2)

(1)	Mr. Austin also received a total of $95,000 as a fee for services rendered to an unconsolidated limited partnership during the fiscal year ended December 31, 2004.

(2)	Original grant of 1,500,000 options were exchanged for 1,665,176 options in connection with our acquisition of TAG USA in accordance with the exchange ratio agreed to in the acquisition agreement.

*	TAG USA was acquired by Power Marketing on November 22, 2004. Accordingly, the first period during which Mr. Austin was employed by us is for the year ended December 31, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information with respect to the named executive officers concerning options granted during the year ended December 31, 2005. No Stock Appreciation Rights were granted to any of the named executive officers during the last fiscal year.

Name (a)	Number of Securities Underlying Option/SARs Granted (#) (b)	Percent of Total Option/SARs Granted To Employees In Fiscal Year (c) (1)	Exercise of Base Price (S/Sh) (d)	Expiration Date (c)

None

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

The following table sets forth information related to the stock options held by Mr. Austin and information related to the fiscal year-end value of unexercised stock options held by our named executive officers. We have not issued any stock appreciation rights.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options as of December 31, 2005 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2005 (2) Exercisable/Unexercisable
Steve Austin	0	N/A	1,665,176/0(1)	$0

(1)	Original grant of 1,500,000 options were exchanged for 1,665,176 options in connection with our acquisition of TAG USA in accordance with the exchange ratio agreed to in the acquisition agreement.

(2)	Based upon the closing price ($1.90 per share) of our common stock on December 31, 2005, less the exercise price for the aggregate number of shares subject to the options.

Compensation of Directors

Employees and consultants that serve on our board of directors do not receive any additional compensation for their service on our board. However, we compensate the independent members of our board and reimburse them for related expenses. Independent members of our board are paid $18,000 annually and such members who also act as chairmen of a committee are paid an additional $2,000. In addition, independent members of the board also receive $1,000 per board or committee meeting whether in-person or by conference call. Further, we also intend to adopt an option plan which will provide for the non-discretionary grant of stock options or restricted stock to independent members of our board of directors. It is expected that the plan will provide for an initial grant of 25,000 options to such persons upon joining our board and for annual grants of up to 10,000 options for each year of service on our board.

Employment, Severance and Change of Control Agreements

We currently do not have an employment or other similar agreement with Steve Austin, who is currently our sole executive officer. We had been negotiating the terms of an employment agreement with Mr. Austin; however, this matter is being deferred until the election of new board members. As described below under the caption ‘‘Certain Relationships and Related Transactions,’’ Mr. Austin receives fees from certain limited partnerships which he controls by virtue of the production and/or distribution relationships established between us and such limited partnerships.

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

Effective as of the date of this Annual Report, since the adoption of the 2004 Plan, we have issued 2,259,088 options, of which 116,562 have been cancelled.

Item 11.  Security Ownership

The following table sets forth the beneficial ownership of our common stock as of March 31, 2006, by (i) each director and each executive officer, (ii) and all directors and executive officers as a group, and (iii) persons (including any ‘‘group’’ as that term is used in Section 13(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others. Accordingly, due the contractual restrictions against acquiring greater than 4.9% of our shares of common stock agreed to by the holders of our shares of Series A Preferred Stock, such persons are not included in this table. Unless otherwise stated, the address of each person in the table is 1333 Second Street, Suite 240, Santa Monica, CA 90401.

Type of Class	Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership		Percentage of Class (#)
Common	Steve Austin	13,885,111	(1)	60.7%
Common	Raymond J. Skiptunis	799,522	(2)	3.7%
Common	James L. Schneider	55,710		**
Common	John T. Botti	0		0
Common	All directors and executive officers as a group (4 persons) (1)	14,740,373		64.4%

 ____________

#	Percentages are based on 21,189,948 shares issued and outstanding as of December 31, 2005.

**	Percentage is less than 1%.

1.	After giving effect to the surrender of 863,106 shares of our common stock by Mr. Austin to us in connection with a transaction to cancel certain indebtedness. Includes vested options to purchase 1,665,176 shares of common stock, which were issued in exchange for cancellation of 1,500,000 options in connection with our acquisition of TAG USA in accordance with the exchange ratio agreed to in the acquisition agreement.

2.	Includes warrants to purchase 222,023 shares of our common stock and options to purchase 277,529 shares of common stock of which fifty percent vested on the date of grant and the balance vested six months thereafter.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2005, which consists of our 2004 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column(a) (c)
Equity Compensation Plans Approved by Stockholders	2,142,526	$2.00	857,474
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	2,142,526	$2.00	857,474

Item 12.  Certain Relationships and Related Transactions.

For information concerning employment agreements with, and compensation of, our executive officers and directors, see the disclosure in the section of this Annual Report on Form 10-KSB captioned ‘‘Executive Compensation.’’

In connection with the merger transaction between TAG USA and Power Marketing, debt owed by Mr. Austin in the amount of approximately $3.1 million (including accrued interest to the date of repayment) to TAG USA was repaid by Mr. Austin through the surrender of 863,106 shares of our common stock back to us. This debt was incurred prior to the acquisition while TAG USA was privately held. We intend to retire a portion of the shares and to distribute some of the shares to other entities affiliated with Mr. Austin which are owed money by TAG USA.

In addition and not in lieu of Mr. Austin’s salary from us, he is entitled to receive compensation in the form of fees resulting from both his production of motion pictures and other entertainment products created for us and also fees arising by reason of Mr. Austin (or entities controlled and wholly owned by Mr. Austin, such as Austin Family Entertainment, Inc. (‘‘AFE’’) or Steve Austin Productions, Inc. (‘‘SAP’’) serving as the general partner of entities which have an interest in motion pictures previously produced by or in association with us). Production fees will vary from picture to picture, but shall not exceed 10% of the production budget of any film. Mr. Austin will entitled to a share (to be determined on a picture by picture basis) of such fees, along with others acting in a similar capacity.

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

We are authorized to and expect that we will enter into production service agreements with Mr. Austin, AFE or SAP on a ‘‘loan-out’’ basis in connection with the motion pictures that we produce. Similar agreements may be entered into with other producers who may or may not be employed by us. Management fees are as set in the financings of the various motion pictures previously produced by us. We intend that similar arrangements will obtain in regard to all further pictures we produce.

Mr. Raymond Skiptunis presently provides services to us pursuant to a consulting agreement pursuant to which he is paid a monthly consulting fee of $20,000, was issued warrants to purchase 222,023 shares of our common stock exercisable at $0.20 per share and was issued options to purchase

277,529 shares of common stock exercisable at $2.00 per share, of which fifty percent vested on the date of grant and the balance vested six months thereafter. In addition, Mr. Skiptunis received an aggregate of 300,000 shares of our common stock in connection with our merger with TAG USA.

Item 13.	Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Reorganization among Power Marketing, Inc., PMKT Subsidiary Corp. and TAG Entertainment, Inc., dated October 14, 2004 (Previously filed as Exhibit 2 to Current Report on Form 8-K dated October 18, 2004).
2.2	Amendment No. 1 To Agreement and Plan of Reorganization dated October 29, 2004 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K dated November 29, 2004).
3.1	Articles of Incorporation (Previously filed as Exhibit 3.1 to Registration Statement on Form SB-2, dated February 4, 2000).
3.2	Amendment to Certificate of Incorporation (Previously filed as Exhibit 3.1 to Current Report on Form 8-K dated November 29, 2004).
3.3	By-laws (Previously filed as Exhibit 3.2 to Registration Statement on Form SB-2, dated February 4, 2000).
3.4	Certificate of Designations, Rights and Preferences of Series A Preferred Stock (Previously filed as exhibit 3.1 to Current Report on Form 8-K filed May 5, 2005).
4.1	Form of Common Stock Certificate (Previously filed as Exhibit 4.1 to Registration Statement on Form SB-2, dated February 4, 2000).
4.2	Form of Warrant Issued by TAG Entertainment Corp., dated March 30, 2005 (Previously filed as exhibit 4.2 to Current Report on Form 8-K filed April 4, 2005).
4.3	Form of Warrant Issued by TAG Entertainment Corp., dated May 4, 2005 (Previously filed as exhibit 4.1 to Current Report on Form 8-K filed May 5, 2005).
10.1	Form of Securities Purchase Agreement between TAG Entertainment Corp., and Investors, dated March 30, 2005 (Previously filed as exhibit 10.1 to Current Report on Form 8-K filed April 4, 2005)
10.2	Form of Security Agreement between TAG Entertainment Corp., TAG Entertainment USA, Inc. and Investors, dated March 30, 2005 (Previously filed as exhibit 10.2 to Current Report on Form 8-K filed April 4, 2005).
10.3	Form of Registration Rights Agreement between TAG Entertainment Corp. and Investors, dated March 30, 2005 (Previously filed as exhibit 10.4 to Current Report on Form 8-K filed April 4, 2005)
10.4	Form of Secured $250,000 Note Issued by Myriad Pictures, Inc., dated March 30, 2005 (Previously filed as exhibit 10.1 to Current Report on Form 8-K filed April 5, 2005)
10.5*	Sublease Agreement between Rubin Postaer and Assoc. and TAG Entertainment Corp. for 1333 Second Street, Santa Monica, CA.
10.6	Lease Agreement between Schofield Family Trust and TAG Entertainment Inc., (n/k/a TAG Entertainment USA, Inc.) for 9615 Canoga Avenue, Chatsworth, Los Angeles (Previously filed as exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2004).

Exhibit Number	Description of Document
10.7	Consulting Agreement between TAG Entertainment, Inc. and Raymond J. Skiptunis, as amended, dated August 16, 2004 (Previously filed as exhibit 10.8 to Annual Report on Form 10-KSB for the year ended December 31, 2004).(1)
10.8	Assignment Agreement dated March 25, 2005, among Steve Austin, Steve Austin Productions, Inc., Austin Family Entertainment, Inc. and TAG Entertainment, Inc. (Previously filed as exhibit 10.9 to Annual Report on Form 10-KSB for the year ended December 31, 2004). (1)
10.9	Guaranty Agreement between Steve Austin and TAG Entertainment Corp., dated March 23, 2005. (Previously filed as exhibit 10.10 to Annual Report on Form 10-KSB for the year ended December 31, 2004). (1)
10.10	Form of Worldwide Distribution Agreement (Motion Picture and Television) between TAG Entertainment, Inc. and certain limited partnerships. (Previously filed as exhibit 10.11 to Annual Report on Form 10-KSB for the year ended December 31, 2004).
10.11	Form of Worldwide Distribution Agreement (Home Entertainment) between TAG Entertainment, Inc. and certain limited partnerships. (Previously filed as exhibit 10.12 to Annual Report on Form 10-KSB for the year ended December 31, 2004).
10.12	Advisory Agreement between TAG Entertainment, Inc. and Valeo Partners, LLC, dated as of September 1, 2004. (Previously filed as exhibit 10.13 to Annual Report on Form 10-KSB for the year ended December 31, 2004).
10.13	2004 Employee Stock Option Plan. (Previously filed as exhibit 10.14 to Annual Report on Form 10-KSB for the year ended December 31, 2004). (1)
10.14	Form of Stock Option Award Pursuant to 2004 Employee Stock Option Plan (Previously filed as exhibit 10.15 to Annual Report on Form 10-KSB for the year ended December 31, 2004).(1)
10.15	Form of Securities Purchase Agreement between TAG Entertainment Corp. and Investors, dated May 3, 2005 (Previously filed as exhibit 10.1 to Current Report on Form 8-K filed May 5 2005)
10.16	Form of Registration Rights Agreement between TAG Entertainment Corp. and Investors, dated May 3, 2005 (Previously filed as exhibit 10.2 to Current Report on Form 8-K filed May 5 2005
14.1	Code of Ethics (Previously filed as exhibit 14.1 to Annual Report on Form 10-KSB for the year ended December 31, 2004).
16.1	Letter from Pritchett, Siler & Hardy to TAG Entertainment Corp (formerly Power Marketing, Inc.) (Previously filed as exhibit 16.1 to Current Report on Form 8-K filed January 21, 2005)
16.2	Letter from Pritchett, Siler & Hardy to TAG Entertainment Corp (formerly Power Marketing, Inc.) (Previously filed as exhibit 16.1 to Current Report on Form 8-K/A filed January 28, 2005)
16.3	Letter from Grobstein, Horwath & Company LLP to TAG Entertainment Corp. (Previously filed as exhibit 16.1 to Current Report on Form 8-K filed February 24, 2005)
21.1*	Subsidiaries of TAG Entertainment Corp.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d) -14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates a management contract or compensatory plan.

Item 14.  Principal Accountant Fees and Services.

We have selected AJ. Robbins PC, as our independent accountants for the current fiscal year. The audit services to be provided by AJ. Robbins PC consists of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The financial statements included with this Annual Report have been audited by AJ. Robbins PC. Our former accountants, Pritchett, Siler & Hardy, audited our 2003 financial statements and served as our independent accountants during the 2004 fiscal year. In January 2005, we replaced Pritchett, Siler & Hardy as our independent public accountants and engaged Grobstein, Horwath & Co. LLP. In February 2005, we retained AJ. Robbins PC as our independent public accountants to replace Grobstein, Horwath & Co.

The following table presents fees for professional audit services rendered by AJ. Robbins PC for the fiscal year ended December 31, 2005 and Pritchett, Siler & Hardy for the year ended December 31, 2004 and fees billed for other services performed for the years ended December 31, 2005 and 2004 by these firms. Fees for professional services by our independent auditors for the fiscal years 2005 and 2004 in each of the following categories are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Audit Fees (1)	$115,475	$3,890
Audit-Related Fees (2)	275,000	0
Tax Fees (3)	10,574	150
All Other Fees (4)	0	0
Total .	$401,049	$4,040

(1)	Audit services consist of audit work performed in the preparation of financial statements for the fiscal year and for the review of financial statements included in Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent auditor can reasonably be expected to provide, including consents for registration statement flings and responding to SEC comment letters on annual and quarterly filings.

(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, agreed upon procedures report and accounting and regulatory consultations.

(3)	Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

(4)	Other services consist of those service not captured in the other categories.

We have determined that the services provided by our independent auditors and the fees paid to them for such services has not compromised the independence of our independent auditors.

For 2005, our board of directors, acting as the audit committee, was responsible for appointing, setting compensation and overseeing the work of our independent auditor.

TAG ENTERTAINMENT CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

AJ. ROBBINS, PC
CERTIFIED PUBLIC ACCOUNTANTS
216 16TH STREET, SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TAG Entertainment Corp.
Santa Monica, California

We have audited the accompanying consolidated balance sheet of TAG Entertainment Corp. as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TAG Entertainment Corp. as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses and negative cash flows from operations and has both a working capital and a capital deficit at December 31, 2005, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

/S/ AJ. ROBBINS, PC CERTIFIED PUBLIC ACCOUNTANTS

DENVER, COLORADO
February 10, 2006

TAG ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
Current assets
Cash	$58,000
Accounts receivable, net	3,468,000
Notes receivable	1,205,000
Other current assets	220,000
Total current assets	4,951,000
Capitalized film costs, net	1,503,000
Investments in limited partnerships	688,000
Equipment, net	78,000
Other assets	165,000
$7,385,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,388,000
Amounts payable to affiliated partnerships	1,509,000
Notes payable	75,000
Notes payable, related party	100,000
Deferred production funding	138,000
Accrued residuals	67,000
Accrued salaries	415,000
Accrued payroll taxes	15,000
Total current liabilities	3,707,000
6% Series A convertible preferred stock $.001 par value; 500,000 shares authorized; 5,000 shares outstanding; mandatorily redeemable, $5,000,000 redemption value; net of unamortized discount	1,111,000
Minority interest	2,057,000
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value: 50,000,000 shares authorized; 21,189,948 shares issued and outstanding	21,000
Additional paid-in capital	9,072,000
Accumulated (deficit)	(8,583,000)
Total stockholders’ equity	510,000
$7,385,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31

	2005	2004
Revenue
Film revenue	$1,598,000	$1,095,000
Production fees	1,569,000	—
Management fees	315,000	405,000
Overhead fees	397,000	270,000
Studio rental income	—	289,000
Total revenue	3,879,000	2,059,000
Operating expenses
Amortization of film costs	575,000	1,265,000
Studio rent and other expenses	43,000	176,000
Legal settlements	—	590,000
Selling, general and administrative expenses	3,225,000	4,360,000
Failed acquisition costs	609,000	—
Total operating expenses	4,452,000	6,391,000
(Loss) from operations	(573,000)	(4,332,000)
Interest expense	(1,561,000)	—
Interest and other income	34,000	10,000
Net (loss) before minority interest	(2,100,000)	(4,322,000)
Minority interest	255,000	451,000
Net (loss)	$(1,845,000)	$(3,871,000)
Net (loss) per share – basic and diluted	$(0.09)	$(0.20)
Weighted average shares – basic and diluted	21,092,000	19,845,000

See accompanying notes to consolidated financial statements

TAG ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2003	17,340,786	$17,000	$1,773,000	$(2,303,000)	$(513,000)
Stock issued in private placements less fees of $219,000	730,810	1,000	1,027,000	—	1,028,000
Purchase of limited partnership shares	485,669	—	475,000	—	475,000
Purchase of consolidated limited partnership shares	189,550	—	291,000	—	291,000
Stock issued for services	321,929	—	580,000	—	580,000
Proceeds from warrants exercised	156,802	—	141,000	—	141,000
Stock dividend paid to stockholders	5,551	—	10,000	(10,000)	—
Dividends paid	—	—	—	(18,000)	(18,000)
Stock issued in legal settlement	277,525	—	500,000	—	500,000
Surrender of stock for return of capital	(428,025)	—	—	—	—
Surrender of stock for repayment of affiliate distributions	(435,081)	—	(1,567,000)	—	(1,567,000)
Stock repurchased in settlement agreement	(33,303)	—	(60,000)	—	(60,000)
Effect of reverse merger	2,450,000	3,000	(3,000)		—
Net loss	—	—	—	(3,871,000)	(3,871,000)
Balance, December 31, 2004	21,062,213	21,000	3,167,000	(6,202,000)	(3,014,000)
Stock issued for services	35,000	—	143,000	—	143,000
Stock issued in private placements	29,408	—	88,000	—	88,000
Stock issued in for cashless exercise of warrant	9,500	—	—	—	—
Issuance of warrants in financings	—	—	3,224,000	—	3,224,000
Beneficial conversion feature of preferred stock	—	—	2,414,000	—	2,414,000
Amortization of discount related to beneficial conversion feature	—	—	—	(536,000)	(536,000)
Effect of reverse merger	53,827	—	36,000	—	36,000
Net loss	—	—	—	(1,845,000)	(1,845,000)
Balance, December 31, 2005	21,189,948	$21,000	$9,072,000	$(8,583,000)	$510,000

See accompanying notes to consolidated financial statements

TAG ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

	2005	2004
Cash flows from operating activities
Net loss before minority interest	$(2,100,000)	$(4,322,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of film costs	575,000	1,265,000
Depreciation of fixed assets	49,000	48,000
Legal settlements	—	590,000
Loss on sale of fixed assets	—	7,000
Stock issued for services	143,000	580,000
Amortization of discount on financings	1,213,000	—
Amortization of deferred financing costs	83,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,137,000)	(172,000)
Investments in films	(25,000)	(1,006,000)
Other assets	28,000	(19,000
Accounts payable	589,000	335,000
Bank overdrafts	(124,000)	124,000
Amounts payable to affiliated partnerships	(297,000)	1,238,000
Deferred revenue	(81,000)	(69,000)
Accrued salaries	45,000	420,000
Accrued payroll taxes	(153,000)	88,000
Other	16,000	5,000
Net cash used in operating activities	(2,176,000)	(888,000)
Cash flows from investing activities
Issuance of notes receivable	(2,000,000)	(5,000)
Investment in film partnerships	(200,000)	(12,000)
Proceeds from disposition of equipment	—	3,000
Purchases of equipment	(23,000)	(153,000)
Net cash used in investing activities	(2,223,000)	(167,000)
Cash flows from financing activities
Proceeds from issuance of notes payable	1,025,000	19,000
Proceeds from issuance of convertible preferred stock	5,000,000	—
Payments on note payable	(1,345,000)	(236,000)
Proceeds for film production	147,000	93,000
Proceeds from private placement offerings due to related party	—	772,000
Proceeds from private placement offerings of common stock	88,000	834,000
Payment of private placement offering proceeds due to related party	—	(1,001,000)
Payment of financing costs	(455,000)	(219,000)
Proceeds from exercise of warrants	—	141,000
Other	(26,000)	(10,000)
Net cash provided by financing activities	4,434,000	393,000
Net increase (decrease) in cash	35,000	(662,000)
Cash at beginning of period	23,000	685,000
Cash at end of period	$58,000	$23,000
Supplemental disclosure of cash flow information:
Interest paid	$348,000	$9,000

See accompanying notes to consolidated financial statements

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Reclassifications

The accompanying consolidated financial statements for the years ended December 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’). The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those and other estimates. In preparing the financial statements for comparative purposes, prior year financial information has been reclassified to conform with classifications of the current year.

Nature of Operations

TAG Entertainment Corp. (the ‘‘Company’’ or ‘‘TAG’’) is a Delaware corporation headquartered in Santa Monica, California. The Company is engaged in the development, production and distribution of motion pictures and the management of studio facilities. The Company also acquires the copyrights and/or distribution rights to already completed films for media exhibition. In order to finance film production, the Company raises funds through the establishment of single purpose limited partnerships and through the sale of equity or debt securities. TAG Entertainment USA, Inc. (‘‘TAG USA’’), the Company's wholly-owned subsidiary, serves as the sole general partner of the following four limited partnerships: Majestic Film Partners, LP, Majestic Film Partners II, LP, Majestic Film Partners III, LP and Majestic Film Partners IV, LP (the ‘‘Limited Partnerships’’). TAG USA is also the distributor of films produced by numerous other limited partnerships as well as assists in facilitating the production and distribution of films produced by limited partnerships for which it receives an overhead and/or production fee. Five of these other limited partnerships have as their general partner an entity owned and controlled by Steve Austin, the Company’s Chief Executive Officer.

The Company's revenues are derived from motion picture production and distribution, which includes theatrical, home entertainment, television and international distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of the Company's own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of the Company's productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of the Company's productions and acquired films to international markets on a territory-by-territory basis.

The Company's primary operating expenses include the following: direct operating expenses, which include amortization of production or acquisition costs, participation and residual expenses; distribution and marketing expenses; which primarily include the costs of theatrical ‘‘prints and advertising’’ and of video and DVD duplication and marketing; and general and administration expenses, which include salaries and other overhead.

Merger

On November 22, 2004, TAG USA was acquired by Power Marketing, Inc., a Delaware corporation. In the transaction, TAG USA merged with a subsidiary of Power Marketing, Inc. and became a wholly-owned subsidiary of Power Marketing, Inc. As a result of this transaction, the

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

stockholders and other security holders of TAG USA became the owners of approximately 90% of the Company's outstanding shares of common stock. The transaction was treated as a reverse merger and a recapitalization of the Company for reporting purposes. In connection with the merger, Power Marketing changed its corporate name to TAG Entertainment Corp., obtained the new trading symbol TAGE.OB and all of the officers and directors of Power Marketing resigned and Mr. Austin, who was the majority shareholder, Chief Executive Officer and sole director of TAG USA became the Company's Chief Executive Officer, Chief Financial Officer and sole director. The Company appointed five additional directors to its board during 2005; however two of its independent directors resigned on March 20, 2006. The holders of approximately 1,122,000 shares of common stock of TAG USA that did not consent in writing to the Company's acquisition of TAG USA were entitled to exercise appraisal rights under the California Corporations Code. The holder of an aggregate of 50,000 shares of common stock of TAG USA has elected to its exercise its dissenters’ rights under the California Corporations Code and has commenced a proceeding against the Company. The Company continues to negotiate with the claimant to resolve this matter.

Going Concern and Management Plans

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative cash flows from operations and has a working capital and a capital deficit, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital and achieving profitable operations. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company closed on a bridge financing in the amount of $1,000,000 on March 30, 2005. On May 4, 2005, the Company completed a $5,000,000 preferred stock financing and retired the bridge loan.

On March 30, 2005, the Company entered into a letter of intent to acquire 100% of the outstanding common stock of Myriad Pictures, Inc., which is engaged in the film production and distribution business. The letter of intent provided for a purchase price of approximately $4,000,000, including an earnout payment of up to $2,000,000. In connection with the execution of the letter of intent, the Company provided Myriad with a short term loan of $250,000, bearing interest at the rate of 3% per annum, which Myriad was to use for working capital and to pay for its acquisition costs pending the closing (the ‘‘Myriad Loan’’). The Myriad Loan is secured by a lien on the assets of Myriad. As of February 23, 2006, we notified Myriad that we were terminating negotiations and the letter of intent, effective immediately. Pursuant to its terms, the Myriad Loan (less certain expenses) is repayable by March 30, 2006 and we have not received repayment as of the date hereof.

In order to satisfy future cash requirements, management is actively pursuing and has entered into discussions regarding additional financing to support expansion plans and ongoing operations. The Company currently has no firm agreements with any third parties for any future transactions and future financings.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of TAG, TAG USA and of the Limited Partnerships which the Company is the sole general partner. The General Partner has the full and exclusive control of the management and operation of the business of each partnership. The Company in its capacity as General Partner participates in 1% of the losses of the limited partnerships but shares in 60% of any profits. All significant inter-company balances and transactions have been eliminated in consolidation.

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

Minority Interests

TAG consolidates the Limited Partnerships for which it is the sole general partner. The amount of minority interest represents the aggregate net limited partnership capital of each partnership offset by 99% of accumulated Limited Partnership losses.

Revenue Recognition

Revenue from the sale or licensing of films and television programs is recognized upon meeting all recognition requirements of SOP 00-2. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of videocassettes and digital video disks (‘‘DVDs’’) in the retail market is recognized on the ‘‘street date’’ when it is available for sale by the customer. Revenues from televisions licensing are recognized when the feature film or television program is available to the licensee for telecast. Revenues from sales to international territories are recognized when the feature film or television program is available to the distributor for exploitation and no conditions for delivery exist.

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

Rental revenue from short-term operating leases of studio facilities is recognized over the term of the lease.

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

Costs of acquiring and producing films and of acquired libraries are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed ten years following the date of acquisition.

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates.

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

Advertising Expense

The Company expenses advertising costs as incurred. During the years ended December 31, 2005 and 2004, the Company had $6,000 and $5,500, respectively for advertising costs.

Equipment

Equipment is carried at cost and is depreciated on the straight-line basis over their estimated useful lives of three to eight years. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any existing gain or loss is credited or charged to operations. Depreciation expense was $49,000 and $48,000 in 2005 and 2004, respectively.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS No. 144’’) requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a ‘‘primary-asset’’ approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’). This standard requires the Company to adopt the ‘‘fair value’’ method with respect to stock-based

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the ‘‘intrinsic value’’ method and to furnish the pro-forma disclosures required by SFAS 123.

Valuation of the Company’s Common Stock

Unless otherwise disclosed, all stock-based transactions entered into by the Company have been valued at the market value of the Company’s common stock on the date the transaction was entered into or have been valued using the Black-Scholes to estimate the fair market value.

Concentrations of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and receivables. The Company invests its cash in banks with high credit ratings; however, certain account balances have been maintained at levels in excess of federally insured limits. The Company has not experienced a loss in such accounts.

The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company sub-distributes titles in both the domestic and international markets. The Company is typically paid an advance or minimum guarantee for these rights. Any overages (revenue in excess of the minimum guarantee) are reported to the Company 45 to 90 days after the reporting period. Because of the minimum guarantees and the details of the Company’s distribution relationships, the Company’s outstanding balances may extend to greater than 90 days.

At December 31, 2005, the Company’s receivables included $1.6 million to be collected from an international film distributor for sub-distribution rights on a film completed and delivered during the year. In addition, the Company received a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.2 million at December 31, 2005. The receivable from distributor represents a minimum guarantee under a distribution contract with the Company to be collected from receipts in various foreign markets. The note receivable, which originally matured during the fourth quarter of 2005 was extended until the fourth quarter of 2006. The amount due bears interest at 12% per annum and will be collected from the partnership after payment of distribution and production fees and expenses related to the film. The Company is arranging an extension of the maturity date with the partnership. While estimates of gross receipts, including video and DVD sales, support the stated values of these amounts, the collection of these balances is subject to inherent risks associated with the worldwide performance of the film and general conditions in the various foreign markets.

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

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share’’ (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted EPS is similar to the basic EPS computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. The diluted EPS amounts for the years ended December 31, 2005 and 2004 do not reflect the impact of common share equivalents arising from warrants and options totaling 7,363,000 and 4,990,000 at December 31, 2005 and 2004, respectively, as the effects would be anti-dilutive in those periods.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections.’’ This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between ‘‘retrospective application’’ of an accounting principle and the ‘‘restatement’’ of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In February 2006, FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments’’. SFAS No. 155 amends SFAS No 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’, and SFAS No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) is not expected to have a material effect on the consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (‘‘EITF 05-6.’’) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

NOTE 2 — CAPITALIZED FILM COSTS

Capitalized film costs for theatrical and non-theatrical films at December 31, 2005:

	Gross cost	Accumulated amortization	Net cost
Produced and released films	$6,351,000	$(5,387,000)	$964,000
Acquired films and film rights	393,000	(387,000)	6,000
Films in progress	261,000	—	261,000
Films under development	272,000	—	272,000
Total	$7,277,000	$(5,774,000)	$1,503,000

NOTE 3 — INVESTMENT IN LIMITED PARTNERSHIPS

TAG has purchased interests in various affiliated unconsolidated partnerships by issuing TAG common stock for the partnership shares ranging in value at $1 to $2 per share of TAG common stock (accounted for at cost) as follows:

Limited Partnerships	% Owned	Cost
Family Film Partners VII, LP	5.94%	$200,000
Animal Partners, LP	14.21%	425,000
Fairy Tale Partners III, LP	0.47%	25,000
Family Film Partners, LP		13,000
Motocross Kids	0.42%	25,000
		$688,000

NOTE 4 — EQUIPMENT

Equipment is summarized as follows at December 31, 2005:

Vehicles	$105,000
Furniture and fixtures	20,000
Equipment	26,000
Leasehold improvements	87,000
Accumulated depreciation and amortization	(160,000)
$78,000

NOTE 5 — AMOUNTS PAYABLE TO AFFILIATED PARTNERSHIPS

Net amounts payable to affiliated partnerships resulted from the advancement of funds by certain partnerships to TAG which were required during the course of managing the Company’s operations

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

and facilitating the activities of the partnerships. In addition, to meet the cash flow needs of other affiliated partnerships, funding transfers have also occurred between and among TAG and the affiliated partnerships. The amounts payable to affiliated partnerships include various receivable and payable balances between TAG and these affiliated entities.

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

The receivable and payable balances among affiliated entities are as follows at December 31, 2005:

Santa Trap, LLC	$(19,000)
Animal Partners, LP	(616,000)
Family Film Partners VII, LP	83,000
Cinderella, LP	153,000
Fairy Tale Partners III, LP	(1,450,000)
Family Film Partners, VIII, LP	(3,000)
TAG Studios No. 1, LP	3,696,000
Ghost Town, LP	(643,000)
American Black Beauty, LP	(133,000)
Black Beauty, LLC	292,000
Red Riding Hood, LLC	1,250,000
Motocross Kids, LP	(1,233,000)
Funny Money the Movie, LP	(522,000)
Down Town, LP	957,000
Supercross the Movie, LP	(2,842,000)
Austin Family Entertainment	(7,000)
Steve Austin Productions, LLC	(472,000)
Total	$(1,509,000)

NOTE 6 — RETURN OF CAPITAL

During the period from 1999 through December 31, 2004, the Company’s principal stockholder and general partner of the consolidated limited partnerships received cash payments as return of capital and distributions, totaling in the aggregate $3,110,000, including $498,000 of accrued interest on the advances. During the fourth quarter of 2004, the principal stockholder returned 863,106 shares of the Company’s common stock.

NOTE 7 — DEFERRED PRODUCTION FUNDING

TAG deposited funds obtained from third party producers for the purpose of producing specific films. In exchange for an ownership or participation percentage in the film, the third party producer has agreed to finance a portion of the production. The amounts received are recorded as a liability until cash is expended during production of the films.

NOTE 8 — ACCRUED PAYROLL TAXES

During the year ended December 31, 2004, TAG Entertainment, Inc. was assessed $168,000 in California employee taxes by the Employment Development Department (EDD). TAG challenged

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

this assessment and an audit was conducted by the EDD. In 2005, the EDD completed the audit and revised the assessment to $15,000. The Company adjusted the accrual balance and credited operating results during 2005 for the effects of the revised assessment.

NOTE 9 — MINORITY INTERESTS

TAG consolidates four limited partnerships for which it is the sole general partner. The amount of minority interests represents the aggregate net limited partnership capital of each limited partnership and reduced by 99% of the losses incurred directly by the Limited Partnerships.

NOTE 10 — NOTES PAYABLE

During 2004, the Travolta Family provided consulting services on various films either produced and/or distributed by TAG. The Company is negotiating a $50,000 settlement under the consulting agreement.

Notes payable include $25,000 for a bridge loan arising from a film project. No terms have been set forth in connection with this loan.

Notes Payable, Related Party

In the matter of Billy Star v. TAG Entertainment, Inc. and Steve Austin, the Company entered into a Settlement Agreement and Mutual Release dated November 23, 2004 with this investor to dismiss all claims against the Company for $150,000, payable as $100,000 by December 1, 2004 and $50,000 due by May 1, 2005. Steve Austin paid the first installment upon execution of the settlement agreement and the Company is currently indebted to him for $100,000. The Company made a final payment of $50,000 to the investor in 2005 and the investor returned his shares of common stock.

NOTE 11 — FINANCING ACTIVITIES

On March 30, 2005, the Company entered into a Securities Purchase Agreement with Satellite Strategic Finance Associates, LLC and an affiliated investor under which the Company issued $1,000,000 in aggregate principal amount of Senior Secured Notes and Warrants to purchase 500,000 shares of its common stock in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. The Company received gross proceeds of $1,000,000 which were intended for the film production and general working capital requirements. The aggregate principal amount of the Notes was $1,150,000 with a 15% yield funded as original issuance discount. The Company also entered into a Registration Rights Agreement and a Security Agreement with the investors and its subsidiary, TAG Entertainment USA, Inc. co-signed the Security Agreement and agreed to guaranty its obligations pursuant to the financing agreements. Pursuant to the Security Agreement, the Company granted the investors a first priority lien on all of its assets, other than certain previously issued liens, in order to secure its obligations. The Notes were to mature on March 30, 2006 and are sooner payable in full in the event the Company consummates a subsequent financing event, with certain exceptions, or upon the occurrence of an event of default. The warrants are exercisable at $1.00 per share, subject to adjustment upon certain events, including as a result of its sale of equity securities at a price below the exercise price. The warrants are exercisable at any time on or before March 30, 2010. In connection with the issuance of the Notes and the related warrants, the Company allocated the net proceeds between the instruments based on the relative fair value of the warrants and the Notes. The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of five years, an average risk free interest rate of 2.5%, a dividend yield of 0%, and a volatility of 95.3%. Accordingly, the Company recorded an increase in additional paid-in capital and note payable discount of $638,000 in connection with the issuance of the Notes and warrants.

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

On May 4, 2005 the Company consummated a subsequent financing transaction with the holders of these notes, pursuant to which these secured notes were repaid in full and the Company fulfilled its obligations under the Security Agreement and Guaranty. In this financing transaction, the Company completed a private placement of shares of its 6% Series A Redeemable Convertible Preferred Stock ("Preferred Stock"), par value $.001 per share, and warrants to purchase shares of TAG’s common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000, which matures on May 3, 2008. The Company repaid out of the gross proceeds the secured notes the Company issued to the investors in the bridge financing completed March 30, 2005. After payment of the notes and financing expenses in the amount of approximately $370,000, the Company received net proceeds of approximately $3,480,000 from this financing. The Company has been using the net proceeds for the production, acquisition and distribution of feature films and general working capital. Financing expenses are being amortized over the three year maturity period of the Preferred Stock.

In this financing, the Company issued 5,000 shares of Preferred Stock, convertible at the option of the holder into an initial aggregate amount of 2,000,000 shares of common stock, par value $.001 per share, at an initial conversion price of $2.50 per share, and warrants to purchase an initial aggregate amount of 2,000,000 shares of common stock at an initial exercise price of $2.50 per share, which are immediately exercisable and expire in seven years. However, the decline in the market price of our common stock has resulted in an adjustment of the conversion price to the floor amount of $1.00. Accordingly, the holders of our outstanding shares of Series A Preferred Stock are able to convert these shares into an aggregate of 5,000,000 shares of our common stock.

In connection with the issuance of the Preferred Stock and the related warrants, the Company allocated the net proceeds between the instruments based on the relative fair value of the warrants and the Preferred Stock before valuation of the beneficial conversion feature. The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of seven years, an average risk free interest rate of 2.5%, a dividend yield of 0%, and a volatility of 115%. Accordingly, the Company recorded an increase in additional paid-in capital and a discount against the Preferred Stock of $2,586,000 in connection with the issuance of the Preferred Stock and warrants. The discount related to the warrants is being amortized and charged to interest expense over the three year maturity period. Amortization of $571,000 was recorded as interest expense during the year ended December 31, 2005.

The Company evaluated the beneficial conversion feature of the Preferred Stock by measuring the effective conversion price after the discount for the warrants against the current market price of TAG’s common stock of $3 per share at closing. In recognition of the intrinsic value of the conversion feature, the company recorded an additional discount of $2,414,000 against the Preferred Stock with a corresponding increase in additional paid-in-capital. The discount is being amortized over three years and charged against retained earnings.

Each share of Preferred Stock, which has a stated value of $1,000 per share, earns cumulative dividends at a rate of 6% per annum and matures three years from the date of issuance. The dividend and liquidation rights of the Preferred Stock are senior to those of its common stock. The Preferred Stock does not carry voting rights.

As part of its current financing efforts for operations, the Company has incurred financing costs totaling $83,000 through December 31, 2005. Deferred financing expenses totaled $371,000 at December 31, 2005 and are included with other current assets ($206,000) and other assets ($165,000).

NOTE 12 — COMMITMENTS AND CONTINGENCIES

The Company’s primary offices are in Santa Monica, CA where it entered into a one year lease beginning in February 2006. The base rent is $4,000 per month. In January 2006, the Company

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

terminated its previous lease in Beverly Hills, CA as an accommodation to the new landlord in connection with the sale of the building. The remaining lease commitment, terminating in September 2007, was $276,000 at December 31, 2005. Management does not expect any material obligation to arise in connection with the early termination of the lease. Total rent expense for the years ended December 31, 2005 and 2004 was $222,000 and $385,000, respectively.

The Company has received a collection notice in the amount of $183,593 from Mr. R. Michael Webb on behalf of Webb Development Pension Trust on February 17, 2006. The collection notice seeks repayment of a $250,000 loan made by the creditor to Supercross the Movie, LLC, which loan was guaranteed by TAG Entertainment, Inc. as well as the personal assets of Steve Austin. The loan was initially made in July 2004.

The Company’s subsidiary, TAG Entertainment USA, Inc., is entering into production and distribution agreements with Wild Stallion Productions LP, an unaffiliated third party that holds the rights to the motion picture Wild Stallion. These arrangements provide TAG Entertainment with the rights to produce and distribute the motion picture. In July 2005, TAG Entertainment USA agreed to guarantee a loan in the amount of $250,000 made by an individual lender to Wild Stallion Productions in order to induce the lender to make this loan. The loan proceeds have been used by Wild Stallion for the production of the motion picture. This loan, which bears interest at the rate of 10% per annum, was due on August 15, 2005 and has not been repaid by the limited partnership. The lender, however, has neither demanded repayment from the limited partnership nor notified TAG Entertainment USA of its intention to collect under the guarantee.

Litigation

The Company was named in an administrative proceedings with the securities regulatory agency in the state of Texas regarding a private placement of limited partnership interests of Supercross the Movie, L.P. made to investors in that state by Supercross the Movie, L.P. In February 2005, the Texas Securities Bureau and counsel for TAG and Supercross agreed that Supercross the Movie, L.P. would undertake a rescission offer for the limited partnership interests of Supercross sold in Texas and to make all the required filings in that state. Counsel for Supercross is in the process of drafting the rescission offer to the investors in Texas who subscribed for Supercross, the Movie L.P. interests. The estimated amount of partnership interests that would be subject to the rescission offer is approximately $660,000. The Company is currently unable to determine at this time whether this claim will have a material adverse impact on its financial condition, results of operations or cash flow.

An arbitration was filed on July 20, 2004, Philipson vs. Animal Partners, LP, et al, with the American Arbitration Association which named TAG USA as a respondent. The arbitration allegedly arises out of the petitioners’ purchase of several units of the Animal Partners Limited Partnership. The petition alleges that respondents have never fully reported any financial information pertaining to the limited partnership to the petitioners. TAG USA was named as a respondent despite the fact that it is neither a limited partner nor the general partner of the limited partnership. TAG USA has a distribution arrangement with the limited partnership whereby it serves as the distributor of the motion picture Miracle Dogs, which was produced by the limited partnership. This matter was settled in March 2005 and TAG USA was released from any claims. As part of this settlement, TAG acquired the outstanding limited partnership interests owned by the petitioners for $200,000. As of the date hereof, the parties have fully performed their obligations under the settlement agreement.

The Maryland Securities Bureau is investigating the role of TAG Entertainment Corp. in certain private offerings made by certain limited partnerships (collectively, the ‘‘LPs’’) for which the Company produced motion pictures in light of the relationships between TAG and the LPs. The state has alleged that the sale of limited partnership interests to investors in Maryland by these limited partnerships may not have been made in compliance with the ‘‘blue sky’’ laws of Maryland. In

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

September 2005, the Maryland Securities Bureau demanded that these LPs conduct a rescission offer with respect to the limited partnership interests sold to Maryland residents and also indicated its intention to seek a civil penalty of $5,000 against each LP for these alleged violations. TAG and the LPs are currently negotiating with the Maryland Securities Bureau to reach a mutually agreeable settlement of these allegations and anticipate that each LP will offer rescission to the investors residing in Maryland. The total amount of interests sold in Maryland by these LPs was $419,000. The Company is currently unable to determine at this time whether this claim will have a material adverse impact on its financial condition, results of operations or cash flow.

On September 21, 2005 a complaint entitled Grobstein, Horwath & Co., LLP (‘‘Grobstein’’) vs. TAG Entertainment Corp., et al. was filed in the Superior Court of The State of California, County of Los Angeles, Northwest Division. The plaintiff, the Company’s former auditing firm, alleges that the Company owes the sum of approximately $152,000 arising out of an agreement related to Grobstein’s resignation as the Company’s auditing firm. The parties stipulated to a settlement of this claim whereby defendants have agreed to pay Grobstein the sum of $110,000 in six equal installments commencing March 1, 2006.

Certain limited partners in the entity Funny Money the Movie, L.P. have demanded that this limited partnership agree to rescind their purchase of limited partnership interests, in the aggregate amount of $275,000, plus interest. The limited partnership has reached an agreement in principle with these limited partners and expects to finalize, execute and exchange the settlement documents among the relevant parties. Further, these limited partners have claimed that the Company, due to its contractual relationship with the limited partnership, has responsibility for the actions of the limited partnership. Management has denied any responsibility for the actions taken in the name of the limited partnership and believes the Company would have meritorious defenses to any claim asserted against it. Accordingly, management does not believe that the resolution of this claim will have a materially adverse effect on the Company’s financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of this claim could potentially have a material adverse effect on the Company’s financial condition.

On January 17, 2006, a complaint was filed against TAG Entertainment, Inc. and Steve Austin by Park Avenue Entertainment, LLC claiming that we materially breached an agreement between the two companies to produce a motion picture. The complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District, with the caption Park Avenue Entertainment LLC et al. vs. TAG Entertainment, Inc.; Steve Austin et al. We have been advised that plaintiffs are seeking a default judgment against the defendants; however, the defendants are currently contesting any such action on the grounds of defective service. The claimants are seeking damages in the amount of $2,135,000 based on production fees and participation rights that they are allegedly entitled to under the production contract. We have previously disputed plaintiffs’ allegations and notified them that we may assert claims against them concerning their failure to properly perform under the agreement. We are currently reviewing the allegations made in the complaint and the claims being asserted and we intend to defend this action vigorously. Management is unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow.

The Company and its Chief Executive Officer are involved in a dispute with Mr. Jeff Franklin and F.W.E., Inc. regarding the production of two motion pictures and business dealings between the Company’s Chief Executive Officer, and Mr. Franklin. The disputes concern the production and distribution relationship regarding the films Funny Money and American Black Beauty. In each case, Mr. Franklin has alleged that the Company has not properly performed its obligations in connection with the production of these motion pictures. The Company has disputed the allegations of

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

Mr. Franklin, has notified him of its potential claims against him and F.W.E. and has been engaged in protracted negotiations with him and F.W.E. in order to achieve a global settlement of the disagreements between the parties. Messrs. Franklin and Austin continue to negotiate and discuss their respective positions and the Company is currently unable to determine at this time whether this claim will have a material adverse impact on its financial condition, results of operations or cash flow.

The Company is a defendant in an action titled Fillmore et al. v. TAG Entertainment et al., which is pending in State Court in Utah. The action concerns an allegation of non-payment in connection with the production of the film Wild Stallion. Payment was to be by Wild Stallion Productions, LLC to certain service providers; the parties however are in dispute over the sums now due. Plaintiff has claimed he is entitled to approximately $250,000, which claims TAG and the co-defendants have refuted. The parties have stipulated to set aside a default judgment entered against the co-defendants and are engaged in discussions to settle the matter without further resort to litigation. The Company is currently unable to determine at this time whether this claim will have a material adverse impact on its financial condition, results of operations or cash flow.

In September 2004, TAG filed suit against Martin Halfon (‘‘Halfon’’) and Halfon Properties, Inc. (‘‘HPI’’) in the Los Angeles Superior Court in an action to rescind TAG’s agreement for the acquisition of the business of Lone Star Studios and the potential acquisition of the real estate on which Lone Star Studios is situated. TAG sued Halfon and HPI for rescission and before any responsive pleading was filed. Halfon agreed that HPI will take back the studio operations and accept 277,525 shares of TAG common stock in exchange for a full and final release of any claims against TAG valued at $500,000. The Company has recorded a loss on legal settlement.

The Company is involved in various claims and other legal proceedings that arise from time to time in the ordinary course of business. The Company does not believe any of them will have a material adverse affect on the Company’s financial position or results of operations. Litigation is inherently unpredictable and excessive verdicts do occur. Although the Company believes it has valid defenses in these matters, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse affect on the Company’s financial position or results of operations in any particular period.

Consulting Agreements

The Company entered into a consulting agreement with an investment/strategic advisory firm on September 1, 2004. The agreement called for the investment advisor to assist the Company in devising financial and marketing strategies and raising funds on a non-exclusive basis through the offering of debt and/or equity securities. The Company will pay the investment advisor $10,000 per month plus approved expenses and has issued 666,667 warrants to purchase the Company’s common stock at $2.00 per share. The agreement contained confidentiality and non-competition provisions. The consulting agreement terminated on August 31, 2005.

On August 16, 2004 the Company entered into an Independent Contractor Agreement, expiring in one year, with an individual to provide management services for $10,000 per month and the issuance of warrants to purchase 222,023 shares of common stock at $.20 per share. The agreement was amended October 1, 2004 to allow for payments of $20,000 per month and the issuance of options to purchase 200,000 shares of the Company’s common stock at $2.00 expiring in seven years with a cashless exercise provision, expense reimbursements not to exceed $3,000 per month and $20,000 per month for 6 months after termination, expiring in two years.

NOTE 13 — INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Due to the Company having incurred losses in each year since inception, there was no provision for income taxes during these periods.

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance has been recorded for the total deferred tax assets as a result of uncertainties regarding realization of the asset based upon the lack of profitability and the uncertainty of future profitability. The income tax benefit reconciled to the tax computed at the statutory rate was approximately as follows for the year ended December 31, 2005 and 2004:

	2005	2004
Tax benefit computed at Federal statutory rate	$(689,000)	$(1,315,000)
Other	—	115,000
Increase in valuation allowance	689,000	1,200,000
	$—	$—

The tax effects of significant temporary differences representing deferred tax assets as of December 31, 2005 are as follows:

Deferred tax assets:

Net operating loss	$2,127,343
Other	386,430
Valuation allowance	(2,513,773)
Total deferred tax asset	$0
Net deferred tax asset	$0

The Company has unused net operating loss (NOL) carry forwards totaling $8.1 million, which expire at various dates through 2025.

NOTE 14 — STOCKHOLDERS’ EQUITY

During the year ended December 31, 2004, the Company sold 730,810 shares of common stock at an average price of $1.60 per share through a private placement. Warrant holders also exercised 157,000 warrants at an average of $.90 exercise price. During the same period, the Company issued 675,219 shares of common stock to purchase interests in various consolidated and unconsolidated affiliated limited partnerships at values of $1 to $2 per TAG share. The Company also issued 322,000 shares of common stock to various consultants based on services rendered and milestone bonuses valued at $580,000. The Company issued 277,525 shares to settle a legal claim regarding its interest in Lone Star Studios valued at $500,000.

During 2005, the Company issued 35,000 shares of common stock valued at $143,000 to a consultant for services rendered and 9,500 shares related to a cashless exercise of a warrant.

In January 2005 the Company commenced a private placement offering under Rule 506, promulgated under the Securities Act of 1933. This offering was terminated during the quarter ended June 30, 2005. A total of $88,000 was raised in connection with the issuance of 29,408 shares.

NOTE 15 — WARRANTS AND OPTIONS

In November 2004, the Company adopted the 2004 Employee Stock Option Plan, which provides for the granting of options to employees and independent consultants. 3,000,000 shares of common stock are reserved under the Plan for the granting of options. The Plan is in effect until November 2014. The options are exercisable to purchase common stock for a period of up to ten years from the date of grant. The Board of Directors of the Company approved the granting of 2,259,088 options under this plan.

As of December 31, 2005, the Company had warrants to purchase 5,220,781 shares of common stock outstanding, and options to purchase 2,142,526 shares of common stock outstanding. These

TAG ENTERTAINMENT CORP.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

securities give the holder the right to purchase shares of the Company’s restricted common stock indefinitely and in accordance with the terms of the instrument as follows:

Number of Warrants Issued	Exercise Price per Share
1,276,635	$0.15
600,457	0.20
566,607	1.00
777,082	2.00
2,000,000	2.50
5,220,781

Number of Options Issued	Exercise Price per Share
2,142,526	$2.00

The following table summarizes the activity of options and warrants under all agreements and plans for the years ended December 31, 2005 and December 31, 2004:

	Weighted Average Number of		Weighted Average Exercise Price
	Options	Warrants	Options	Warrants
OUTSTANDING, DECEMBER 31, 2003	—	639,705	—	$0.23
GRANTED	2,259,088	2,664,281	$2.00	—
EXPIRED/CANCELLED	—	(573,098)	—	—
OUTSTANDING, DECEMBER 31, 2004	2,259,088	2,730,888	$2.00	$0.71
GRANTED	—	2,500,000		2.16
EXERCISED	—	(10,107)	—	.20
EXPIRED/CANCELLED	(116,562)	—	—	—
OUTSTANDING, DECEMBER 31, 2005	2,142,526	5,220,781	$2.00	$1.41

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, TAG Entertainment Corp. caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2006	TAG ENTERTAINMENT CORP.

By: /s/ Steve Austin
Steve Austin
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve Austin	Chief Executive Officer, President, Chief Financial Officer and Chairman	April 12, 2006

Steve Austin

/s/ Raymond J. Skiptunis	Director	April 12, 2006

Raymond J. Skiptunis

/s/ James L. Schneider	Director	April 12, 2006

James L. Schneider

/s/ John T. Botti	Director	April 12, 2006

John T. Botti

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non Reporting Issuers:

No annual report or proxy statement has been sent to security holders.