Form 10QSB
period 2006-03-31
TAG ENTERTAINMENT CORP
filed 2006-05-22
CIK 1001133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File No. 333-96257

TAG Entertainment Corp.

(Exact name of Small Business Issuer as specified in its charter)

Delaware	13-3851304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1333 Second Street, Suite 240 Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 260-3350

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 21,414,948 shares of common stock, $0.001 par value, issued and outstanding as of May 15, 2006.

Transitional Small Business Disclosure Format (Check one): Yes     No

FORWARD LOOKING STATEMENTS

This report Form 10-QSB for TAG Entertainment Corp. (the ‘‘Company’’ or ‘‘TAG’’) contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements may be identified by terms such as ‘‘may,’’ ‘‘intend,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘would,’’ ‘‘expect,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect’’ or the negative of these terms, and similar expressions intended to identify forward-looking statements.

These forward-looking statements reflect the Company’s current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present estimates and assumptions only as of the date of this report. Except for the ongoing obligation to disclose material information as required by federal securities laws, the Company does not intend to update readers concerning any future revisions to forward-looking statements to reflect events or circumstances occurring after the date of this report. Some of the factors that could cause actual results to vary from the forward-looking statements include:

•	the Company’s inability to generate revenues sufficient to sustain operations or to raise capital as and when required;

•	unanticipated increases in development, production or marketing expenses related to the Company’s business activities;

•	The Company’s inability to effectively compete with other entertainment providers;

•	The Company’s inability to protect its intellectual property from infringement by others;

•	The Company’s inability to fully implement its business plan for any reason; or

•	The loss of the services of the Company’s Chief Executive Officer or other key persons.

In evaluating forward-looking statements, readers should consider the factors identified above as well as those risks outlined in the section of this report titled ‘‘Management’s Discussion and Analysis or Plan of Operation’’. Although we believe that expectations reflected in the forward-looking statements are reasonable, future results, levels of activity, or achievements are not assured.

Part I

Item 1.    Financial Statements

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash	$431,000	$58,000
Accounts receivable, net	2,796,000	3,468,000
Notes receivable	1,382,000	1,205,000
Other current assets	347,000	220,000
Total current assets	4,956,000	4,951,000
Capitalized film costs, net	1,435,000	1,503,000
Investments in limited partnerships	913,000	688,000
Equipment, net	26,000	78,000
Other assets	132,000	165,000
	$7,462,000	$7,385,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,066,000	$1,388,000
Amounts payable to affiliated partnerships, net	1,522,000	1,509,000
Notes payable	75,000	75,000
Notes payable, related party	100,000	100,000
Deferred production funding	138,000	138,000
Accrued residuals	70,000	67,000
Accrued salaries	435,000	415,000
Accrued payroll taxes	—	15,000
Total current liabilities	3,406,000	3,707,000
6% Series A convertible preferred stock
$.001 par value: 500,000 shares authorized; 5,000 shares outstanding;
mandatorily redeemable, $5,000,000 redemption value; net of unamortized discount	1,528,000	1,111,000
Commitments and contingencies
Minority interest	2,057,000	2,057,000
Stockholders’ equity
Common stock, $.001 par value: 50,000,000 shares authorized; 21,414,948 and 21,189,948 shares outstanding	21,000	21,000
Additional paid-in capital	9,375,000	9,072,000
Accumulated (deficit)	(8,925,000)	(8,583,000)
Total stockholders’ equity	471,000	510,000
	$7,462,000	$7,385,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2006	2005
Revenue
Film revenue	$181,000	$231,000
Production fees	267,000	—
Distribution fees	29,000	—
Management fees	69,000	90,000
Overhead fees	110,000	60,000
Sponsorship fees	135,000	—
Total revenue	791,000	381,000
Operating expenses
Amortization of film costs	68,000	144,000
Studio rent and other expenses	—	33,000
Selling, general and administrative	574,000	670,000
Total operating expenses	642,000	847,000
Income (loss) from operations	149,000	(466,000)
Interest expense	(290,000)	—
Interest and other income	—	4,000
Net (loss) before minority interest	(141,000)	(462,000)
Minority interest	—	(1,000)
Net (loss)	$(141,000)	$(463,000)
Net (loss) per share
Basic and Diluted	$(0.007)	$(.022)
Weighted average shares
Basic and Diluted	21,415,000	21,062,000

See accompanying notes to consolidated financial statements

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31 (unaudited)

	2006	2005
Cash flows from (to) operating activities
Net (loss) before minority interest	$(141,000)	$(462,000)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Amortization of film costs	68,000	144,000
Depreciation	7,000	13,000
Stock and warrant issued for consulting services	57,000	—
Amortization of discount on debt financings	215,000	—
Amortization of deferred financing costs	27,000	—
Changes in operating assets and liabilities:
Accounts receivable	672,000	224,000
Investments in films	—	(46,000)
Bank overdrafts	—	116,000
Accounts payable	(322,000)	(207,000)
Amounts payable to affiliated partnerships	13,000	(10,000)
Deferred revenue	—	(81,000)
Accrued salaries	20,000	20,000
Other	38,000	(36,000)
Net cash provided by (used in) operating activities	654,000	(325,000)
Cash flows from (to) investing activities
Issuance of notes receivable	(342,000)	(250,000)
Collections on notes receivable	165,000	—
Investment in film partnerships	(100,000)	—
Purchases of equipment	(4,000)	(12,000)
Net cash (used in) investment activities	(281,000)	(262,000)
Cash flows from (to) financing activities
Proceeds from issuance of notes payable	—	1,025,000
Payments on notes payable	—	(36,000)
Proceeds from related party	—	85,000
Payments to related party	—	(7,000)
Proceeds from private placement offerings of common stock	—	60,000
Minority interest capital returned	—	(17,000)
Proceeds for film production	—	53,000
Net cash provided by financing activities	—	1,163,000
Net increase in cash	373,000	576,000
Cash at beginning of period	58,000	23,000
Cash at end of period	$431,000	$599,000
Supplemental disclosure of cash flow information:
Interest and original issue discount paid	$73,973	$2,000

TAG ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles and Use of Estimates

The accompanying consolidated condensed financial statements for the three month periods ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission (the ‘‘SEC’’). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but the disclosures contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

On March 30, 2005, the Company entered into a letter of intent to acquire 100% of the outstanding common stock of Myriad Pictures, Inc. As of February 23, 2006, the Company notified Myriad that it was terminating negotiations and the letter of intent, effective immediately. Pursuant to its terms, the Myriad Loan (less certain expenses) was repayable by March 30, 2006 and the Company has not received repayment as of the date hereof.

In order to satisfy future cash requirements, management is actively pursuing and has entered into discussions regarding additional financing to support expansion plans and ongoing operations. The Company currently has no firm agreements with any third parties for any future transactions and future financings.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of TAG, TAG USA and of the Limited Partnerships, which the Company is the sole general partner. The General Partner has the full and exclusive control of the management and operation of the business of each partnership. The Company in its capacity as General Partner participates in 1% of the losses of the limited partnerships but shares in 60% of any profits. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Sponsorship income is recognized pursuant to the terms stipulated in the agreement.

Cash payments received which may include minimum guarantees are recorded as deferred revenue until all conditions of revenue recognition have been met.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

Capitalized Film Costs

Capitalized film costs consist of investments in films, which include the unamortized costs of completed films which have been produced by the Company or for which the Company has acquired distribution rights or film libraries.

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

Equipment

Equipment is carried at cost and is depreciated on the straight-line basis over their estimated useful lives of three to eight years. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any existing gain or loss is credited or charged to operations. Depreciation expense was $7,000 and $13,000 at March 31, 2006 and 2005, respectively.

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

Stock-Based Compensation

Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R, ‘‘Share-Based Payment,’’ the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations. Accordingly, under APB Opinion No. 25, no compensation expense was recognized because the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant. The Company applied the disclosure provisions of SFAS No. 123, ‘‘Accounting for Stock Based Compensation,’’ as amended by SFAS No. 148, ‘‘Accounting for Stock Based Compensation – Transition and Disclosure,’’ as if the fair value method had been applied in measuring compensation expense.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No.  123R, under which compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. The Company has elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective transition method requires that stock-based compensation expense recognized in the first quarter of fiscal 2006 include (1) quarterly amortization of all stock-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was the Company’s previous method. Compensation expense will be recognized over the requisite service (vesting) period using the straight-line attribution method.

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

At March 31, 2006, the Company’s receivables included $1.3 million to be collected from an international film distributor for sub-distribution rights on a film completed and delivered during 2005. In addition, the Company received a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.0 million at March 31, 2006 The receivable from distributor represents a minimum guarantee under a distribution contract with the Company to be collected from receipts in various foreign markets. The note receivable, which originally matured during the fourth quarter of 2005 was extended until the fourth quarter of 2006. The amount due bears interest at 12% per annum and will be collected from the partnership after payment of distribution and production fees and expenses related to the film. While estimates of gross receipts, including video and DVD sales, support the stated values of these amounts, the collection of these balances is subject to inherent risks associated with the worldwide performance of the film and general conditions in the various foreign markets.

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

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share’’ (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted EPS is similar to the basic EPS computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. The diluted EPS amounts for the quarters ended March 31, 2006 and 2005 do not reflect the impact of common share equivalents arising from warrants and options totaling 7,713,000 and 5,567,000 at March 31, 2006 and 2005, respectively, as the effects would be anti-dilutive in those periods.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections.’’ This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between ‘‘retrospective application’’ of an accounting principle and the ‘‘restatement’’ of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 has not had a material effect on the consolidated financial position or results of operations of the Company through the date of this filing.

In February 2006, FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments’’. SFAS No. 155 amends SFAS No 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’, and SFAS No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

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

NOTE 2 – CAPITALIZED FILM COSTS

Capitalized film costs for theatrical and non-theatrical films at March 31, 2006:

	Gross cost	Accumulated amortization	Net cost
Produced and released films	$6,351,000	$(5,495,000)	$856,000
Acquired films and film rights	393,000	(347,000)	46,000
Films in progress	261,000	—	261,000
Films under development	272,000	—	272,000
Total	$7,277,000	$(5,842,000)	$1,435,000

NOTE 3 – INVESTMENT IN LIMITED PARTNERSHIPS

TAG has purchased interests in various affiliated unconsolidated partnerships by issuing TAG common stock (except for Deal The Movie LP which was purchased for cash) for the partnership shares ranging in value at $1 to $2 per share of TAG common stock (accounted for at cost) as follows:

Limited Partnerships	% Owned	Cost
Family Film Partners VII, LP	5.94%	$200,000
Animal Partners, LP	14.21%	425,000
Fairy Tale Partners III, LP	2.82%	150,000
Family Film Partners, LP	0.05%	13,000
Motocross Kids	0.42%	25,000
Deal The Movie LP (acquired with cash)		100,000
		$913,000

NOTE 4 – FINANCING ACTIVITIES

On March 30, 2005, the Company entered into a Securities Purchase Agreement with Satellite Strategic Finance Associates, LLC and an affiliated investor under which the Company issued $1,000,000 in aggregate principal amount of Senior Secured Notes and Warrants to purchase 500,000 shares of its common stock in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended. The Company received gross proceeds of $1,000,000, which were intended for the film production and general working capital requirements. The aggregate principal amount of the Notes was $1,150,000 with a 15% yield funded as original issuance discount. The Company also entered into a Registration Rights Agreement and a Security Agreement with the investors and its subsidiary, TAG Entertainment USA, Inc. co-signed the Security Agreement and agreed to guaranty its obligations pursuant to the financing agreements. Pursuant to the Security Agreement, the Company granted the investors a first priority lien on all of its assets, other than certain previously issued liens, in order to secure its obligations. The Notes were to mature on March 30, 2006 and are sooner payable in full in the event the Company consummates a subsequent financing event, with certain exceptions, or upon the occurrence of an event of default. The warrants are exercisable at $1.00 per share, subject to adjustment upon certain events, including as a result of its sale of equity securities at a price below the exercise price. The warrants are exercisable at any time on or before March 30, 2010. In connection with the issuance of the Notes and the related warrants, the Company allocated the net proceeds between the instruments based on the relative fair value of the warrants and the Notes. The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of five years, an average risk free interest rate of 2.5%, a dividend yield of 0%, and a volatility of 95.3%. Accordingly, the Company recorded an increase in additional paid-in capital and note payable discount of $638,000 in connection with the issuance of the Notes and warrants.

On May 4, 2005 the Company consummated a subsequent financing transaction with the holders of these notes, pursuant to which these secured notes were repaid in full and the Company fulfilled its obligations under the Security Agreement and Guaranty. In this financing transaction, the Company completed a private placement of shares of its 6% Series A Redeemable Convertible Preferred Stock (‘‘Preferred Stock’’), par value $.001 per share, and warrants to purchase shares of TAG’s common stock. The placement was made pursuant to a Securities Purchase Agreement, dated May 3, 2005 and the gross proceeds of this transaction were $5,000,000, which matures on May 3, 2008. The Company repaid out of the gross proceeds the secured notes the Company issued to the investors in the bridge financing completed March 30, 2005. After payment of the notes and financing expenses in the amount of approximately $370,000, the Company received net proceeds of approximately $3,480,000 from this financing. The Company has used the net proceeds for the production, acquisition and distribution of feature films and general working capital. Financing expenses are being amortized over the three year maturity period of the Preferred Stock.

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

Accordingly, the holders of the outstanding shares of Series A Preferred Stock are able to convert these shares into an aggregate of 5,000,000 shares of our common stock

In connection with the issuance of the Preferred Stock and the related warrants, the Company allocated the net proceeds between the instruments based on the relative fair value of the warrants and the Preferred Stock before valuation of the beneficial conversion feature. The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of seven years, an average risk free interest rate of 2.5%, a dividend yield of 0%, and a volatility of 115%. Accordingly, the Company recorded an increase in additional paid-in capital and a discount against the Preferred Stock of $2,586,000 in connection with the issuance of the Preferred Stock and warrants. The discount related to the warrants is being amortized and charged to interest expense over the three year maturity period. Amortization of $216,000 was recorded as interest expense during the quarter ended March 31, 2006.

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

As part of its previous financing efforts for operations, the Company has recorded financing costs totaling $41,000 for the period ending March 31, 2006. Deferred financing expenses totaled $340,000 at March 31, 2006 and are included with other current assets ($206,000) and other assets ($134,000).

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

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

On January 17, 2006, a complaint was filed against TAG Entertainment, Inc. and Steve Austin by Park Avenue Entertainment, LLC claiming that we materially breached an agreement between the two companies to produce a motion picture. The complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District, with the caption Park Avenue Entertainment LLC et al. vs. TAG Entertainment, Inc.; Steve Austin et al. The Company has been advised that plaintiffs are seeking a default judgment against the defendants; however, the defendants are currently contesting any such action on the grounds of defective service. The claimants are seeking damages in the amount of $2,135,000 based on production fees and participation rights that they are allegedly entitled to under the production contract. The Company has previously disputed plaintiffs’ allegations and notified them that the Company may assert claims against them concerning their failure to properly perform under the agreement. The Company is currently reviewing the allegations made in the complaint and the claims being asserted and we intend to defend this action vigorously. Management is unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow.

The Company and its Chief Executive Officer are involved in a dispute with Mr. Jeff Franklin and F.W.E., Inc. regarding the production of two motion pictures and business dealings between the

Company’s Chief Executive Officer, and Mr. Franklin. The disputes concern the production and distribution relationship regarding the films Funny Money and American Black Beauty. In each case, Mr. Franklin has alleged that the Company has not properly performed its obligations in connection with the production of these motion pictures. The Company has disputed the allegations of Mr. Franklin, has notified him of its potential claims against him and F.W.E. and has been engaged in protracted negotiations with him and F.W.E. in order to achieve a global settlement of the disagreements between the parties. Messrs. Franklin and Austin continue to negotiate and discuss their respective positions and the Company is currently unable to determine at this time whether this claim will have a material adverse impact on its financial condition, results of operations or cash flow.

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

Consulting Agreements

In March 2006, the company entered into a consulting agreement with Relevant Entertainment Group to assist us in identifying, packaging and producing new motion picture and television projects. In consideration for the services of Relevant, the company issued 100,000 shares of common stock valued at $78,000 and warrants to purchase an additional 250,000 shares of common stock valued at $100,000. The warrants are exercisable at $0.75 per share for a period of five years and vest as follows: warrants to purchase 125,000 shares vested on the date of issuance and the balance vests in equal installments over a period of twelve months commencing in April 2006. The Company agreed to pay Relevant a percent of the fees received from projects that are successfully produced pursuant to this agreement.

The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of five years, an average risk free interest rate of 4.5%, a dividend yield of 0%, and a volatility of 151.26%.

NOTE 6 – STOCKHOLDERS’ EQUITY

In January 2005 the Company commenced a private placement offering under Rule 506, promulgated under the Securities Act of 1933. This offering was terminated during the quarter ended June 30, 2005. A total of $88,000 was raised in connection with the issuance of 29,408 shares.

During the quarter ending March 31, 2006, the Company issued 125,000 shares of common stock valued at $125,000 to purchase a partnership interest. Also, in this same period, the company issued 100,000 shares of common stock valued at $78,000 to a firm who will provide various consulting services including identifying and packaging certain film projects. The Company also issued 250,000 warrants to this same consulting firm. One half of the warrants vested in March 2006 and the balance vests monthly over a period of one year beginning in April 2006.

In addition, the company issued warrants to purchase 100,000 shares of common stock valued at $42,000 to a service provider in connection with a co-production arrangement it entered into with them. These warrants are exercisable at $1.00 per share for a period of seven years and will be amortized over the term of the agreement. The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of seven years, an average risk free interest rate of 4.5%, a dividend yield of 0%, and a volatility of 151.26%.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

Overview

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see ‘‘Item 1 – Business – Forward-Looking Statements’’ for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our audited consolidated financial statements and the notes to our audited consolidated financial statements included elsewhere in this report. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under ‘‘Item 1 – Business – Risk Factors’’ and included in other portions of this report.

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

Merger

On November 22, 2004, TAG USA was acquired by Power Marketing, Inc., a Delaware corporation. In the transaction, TAG USA merged with a subsidiary of Power Marketing, Inc. and became a wholly-owned subsidiary of Power Marketing, Inc., now operating as a separate entity. As a result of this transaction, the stockholders and other security holders of TAG USA became the owners of approximately 90% of our outstanding shares of common stock. In connection with the merger, Power Marketing changed its corporate name to TAG Entertainment Corp., obtained the new trading symbol TAGE.OB and all of the officers and directors of Power Marketing resigned and Mr. Austin, who was the majority shareholder, Chief Executive Officer and sole director of TAG USA became our Chief Executive Officer, Chief Financial Officer and sole director. We appointed five additional directors to our board during 2005; however, as of March 20, 2006, two of our independent directors resigned. The transaction was treated as a reverse merger and a recapitalization of the company for reporting purposes. The holders of approximately 1,122,000 shares of common stock of TAG USA that did not consent in writing to our acquisition of TAG USA were entitled to exercise appraisal rights under the California Corporations Code. As described in greater detail in our Annual Report on Form 10-KSB for the year ended December 31, 2005, we are the respondent in a proceeding commenced by the holder of an aggregate of 50,000 shares of common stock of TAG USA that has elected to its exercise dissenters’ rights under the California Corporations Code. We continue to negotiate with the claimant to resolve this matter.

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

Critical Accounting Policies

Accounting Principles, Estimates and Reclassifications

The accompanying consolidated financial statements for the years ended December 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’). The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those and other estimates. In preparing the financial statements for comparative purposes, prior period financial information has been reclassified to conform with classifications of the current period.

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

Sponsorship income is recognized pursuant to the terms stipulated in the agreement.

Cash payments received which may include minimum guarantees may be recorded as deferred revenue until all conditions of revenue recognition have been met.

Cash Equivalents

For purposes of reporting cash flows, we consider all short-term, interest bearing deposits with original maturities of three months or less to be cash equivalents.

Capitalized Film Costs

Capitalized film costs consist of investments in films, which include the unamortized costs of completed films which we have produced or for which we have acquired distribution rights or film libraries.

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

Films in progress include the accumulated costs of production, which have not yet been completed.

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

Stock-Based Compensation

Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R, ‘‘Share-Based Payment,’’ the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations. Accordingly, under APB Opinion No. 25, no compensation expense was recognized because the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant. The Company applied the disclosure provisions of SFAS No. 123, ‘‘Accounting for Stock Based Compensation,’’ as amended by SFAS No. 148, ‘‘Accounting for Stock Based Compensation – Transition and Disclosure,’’ as if the fair value method had been applied in measuring compensation expense.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No.  123R, under which compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. The Company has elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective transition method requires that stock-based compensation expense recognized in the first quarter of fiscal 2006 include (1) quarterly amortization of all stock-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was the Company’s previous method. Compensation expense will be recognized over the requisite service (vesting) period using the straight-line attribution method.

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

At March 31, 2006, our receivables included $1.3 million to be collected from an international film distributor for sub-distribution rights on a film completed and delivered during 2005. In addition, we issued a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.0 million at March 31, 2006. The receivable from distributor represents a minimum guarantee under a distribution contract with us to be collected from receipts in various foreign markets. The note receivable, which originally matured during the fourth quarter of 2005, was extended until the fourth quarter of 2006. The amount due bears interest at 12% per annum and will be collected from the partnership after payment of distribution and production fees and expenses related to the film. While estimates of gross receipts, including video and DVD sales, support the stated values of these amounts, the collection of these balances is subject to inherent risks associated with the worldwide performance of the film and general conditions in the various foreign markets.

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

Earnings per Common Share

We compute earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share’’ (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted EPS is similar to the basic EPS computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. The diluted EPS amounts for the three months ended March 31, 2006 and the three months ended March 31, 2005, do not reflect the impact of common share equivalents arising from warrants and options totaling 7,713,000 and 5,567,000 at March 31, 2006 and 2005, respectively, as the effects would be anti-dilutive in those periods.

Results of Operations: Three Months Ended March 31, 2006 compared to March 31, 2005

Revenue

Gross revenues for the three months ended March 31, 2006 and 2005 were $791,000 and $381,000, respectively, an increase of $410,000 or 108%. The increase in revenues was principally attributable to the increase in production and fees arising from film projects where TAG was engaged to manage filming and related production activities on behalf of certain investor partnerships. Production, management and overhead fees for the three months ended March 31, 2006 increased by $296,000 from $150,000 during the three months ended March 31, 2005 to $446,000 for the three months ended March 31, 2006. This increase was due to increased production and administrative support activity during the quarter on film projects. Distribution fees for the three months ended March 31, 2006 increased by $29,000 from $0 during the three months ended March 31, 2005 to $29,000 for the three months ended March 31, 2006.

In addition, sponsorship revenues increased as a result of arrangements made by the Company with corporate sponsors on two film projects. Sponsorship fees for the three months ended March 31, 2006 were $135,000 compared to $0 at March 31, 2005.

Expenses

Operating expenses for the three months ended March 31, 2006 were $642,000 compared to $847,000 for the three months ended March 31, 2005, a decrease of $205,000. The decrease in expenses is primarily attributed to decreased amortization of film costs ($76,000), studio rent expenses ($33,000) and selling, general and administrative expenses ($96,000). Film and amortization costs for the three months ended March 31, 2006 were $68,000 compared to $144,000 for the three months ended March 31, 2005. The decrease in film amortization is directly related to decreased revenues on films either TAG or consolidated limited partnerships previously financed and produced. Studio rent expenses for the three months ended March 31, 2006 were $0 compared to $33,000 for the three months ended March 31, 2005. The decrease in studio rent expense was the result of the Company not pursing studio rental activities in 2006 and our termination of this lease during the fiscal year ended 2005. Selling, general and administrative expenses for the three months ended March 31, 2006 were $574,000 compared to $670,000 for the three months ended March 31, 2005. The decrease in selling, general and administrative expenses is primarily attributed to a decrease in legal expenses of $137,000 related to the Company becoming public, decrease in accounting/auditing fess of $64,000 offset by increases of $41,000 in consulting expense, loss on asset disposal of $49,000 and increase of $11,000 for payroll taxes.

Interest expense was $290,000 for the three months ended March 31, 2006 and included amortization of the convertible preferred stock discount associated with related warrants and interest on our convertible preferred stock. There was no interest expense in the prior period.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2006, we had $431,000 in cash and cash equivalents and we have an additional need for cash to fund our working capital requirements and business model objectives. Since inception, we have financed our operations primarily through the sale of equity securities and issuance of debt instruments.

In March 2005, we completed a secured debt financing transaction, which provided us with cash of $1,000,000. We have used the funds for the production and distribution of films, including acquisition of additional product and/or distribution assets and for general working capital. We also granted the investor warrants to purchase a total of 500,000 shares of our common stock, exercisable at $1.00 per share, subject to adjustment upon certain events, including as a result of our sale of equity securities at a price below the exercise price. The warrants are exercisable at any time on or before March 30, 2010.

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

Net cash from operating activities for the three month period ending March 31, 2006 was a positive $654,000 which primarily resulted from collections on accounts receivable balances.

Net cash used in investing activities for three month period ending March 31, 2006 was $281,000 compared to $262,000 in the prior period. In the three month period ending March 31, 2006, we purchased a partnership interest in a movie project (‘‘Deal’’) and also made an advance to this same project in the amount of $342,000 and purchased computer equipment in the amount of $4,000 and this was offset by a $165,000 collection on the note receivable due from Supercross. In the three month period ending March 31, 2005, we loaned $250,000 to Myriad Pictures, Inc., in connection with a proposed acquisition. As of February 23, 2006, we notified Myriad that we were terminating negotiations and the letter of intent, effective immediately and have requested repayment of our loan, which was due (less certain expenses) by March 30, 2006. We have not yet received repayment of this loan and were advised by Myirad that an accounting of their expenses related to the failed acquisition will be provided by May 31, 2006.

Net cash provided by financing activities for the three months ended March 31, 2006 was $0 compared to $1,163,000 for the three months ended March 31, 2005, which primarily consisted of proceeds from debt financings offset by financing costs.

In 2005, we invested $260,000 in a limited liability company created to produce a film with the working title of Pool Hall Prophets. In March 2005, the limited liability company agreed to pay us a special distribution equal to our initial capital contribution plus 10% for a total of $286,000. As of March 31, 2006, the limited liability company paid an amount of $260,000 on our behalf into a new film production entity established for the production of a new film (‘‘Deal’’). We expect the balance of $26,000 to be paid on the next distribution. We retain a minority interest in the company and may receive further disbursements from operating cash in the future subject to the limited liability company’s prior obligations and the results of its operations.

Our subsidiary, TAG USA, entered into production and distribution agreements with Wild Stallion Productions LP, an unaffiliated third party that holds the rights to the motion picture Wild

Stallion. These arrangements provide TAG USA with the rights to produce and distribute the motion picture. In July 2005, TAG USA agreed to guarantee a loan in the amount of $250,000 made by an individual lender to Wild Stallion Productions in order to induce the lender to make this loan. The loan proceeds have been used by Wild Stallion for the production of the motion picture. This loan, which bears interest at the rate of 10% per annum, was due on August 15, 2005 and has not been repaid by the limited partnership. The lender, however, has provided us with a forbearance from enforcing his rights under the debt obligation until further notice.

At March 31, 2006 our receivables included $1.3 million to be collected from an international film distributor for sub-distribution rights on the film Supercross, which film was completed and delivered during 2005. In addition, we issued a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.1 million at December 31, 2005. The receivable represents a minimum guarantee under a distribution contract with us to be collected from receipts in various foreign markets. The note receivable, which originally matured during the fourth quarter of 2005 was extended until the fourth quarter of 2006. The amount due bears interest at 12% per annum and will be collected from the partnership after payment of distribution and production fees and expenses related to the film.

We will continue to evaluate our intangible assets, including goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. We have acquired limited partnership interests in five limited partnerships from the holders of such interests in consideration for shares of our common stock. We have issued 925,000 shares of our common stock in such transactions and acquired limited partnership interests valued at $938,000. We will recognize an impairment charge based on the amounts of these investments if we determine, in accordance with generally accepted accounting principles, that the carrying value of these assets exceeds the undiscounted future cash flows expected from such assets as well as upon the eventual disposition of such assets. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We review these assets on a quarterly basis to determine whether an impairment charge is appropriate.

In March 2006, we entered into separate production agreements with two entities pursuant to which we will seek to produce new motion pictures. Our agreement with UFO Productions, LLC provides for the parties to co-produce six new motion pictures for the Sci-Fi Network. Pursuant to this agreement, we issued warrants to purchase 100,000 shares of our common stock to UFO Productions which are exercisable at $1.00 per share for a period of seven years, valued at $42,000. We also agreed to share the fees derived from projects that are successfully produced pursuant to this agreement with UFO Productions. Pursuant to our agreement with Relevant Entertainment Group, we will utilize their services to assist us in identifying, packaging and producing new motion picture and television projects. In consideration for the services of Relevant, we issued them 100,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock. The warrants are exercisable at $0.75 per share for a period of five years and vest as follows: warrants to purchase 125,000 shares vested on the date of issuance and the balance vests in equal installments over a period of twelve months commencing in March 2006. We agreed to pay to Relevant a percent of the fees we receive from projects that are successfully produced pursuant to this agreement.

As described below in Item 1 of Part II of this Quarterly Report under the caption ‘‘Legal Proceedings,’’ and in our Annual Report on Form 10-KSB for the year ended December 31, 2005, we are party to various other claims, including claims made or threatened against certain limited partnerships. As described therein, although we believe we have valid defenses in these matters, we may incur judgments or enter into settlements of claims that could have a material adverse effect on our financial position or results of operations in any particular period. No assurances can be given that management’s assessment of these claims will ultimately prove to be accurate or that other facts adverse to our position currently not known to management will not be uncovered, in which case the ultimate resolution of some or all of these claims could potentially have a material adverse effect on our financial condition. Further, the occurrence of intervening events may also result in management reconsidering their assessment of the impact of these matters. Regardless of the ultimate liability to any of these claimants, these disputes may impose financial and administrative challenges that may require the application of our resources and the time and attention of our management.

Cash Requirements and Need for Additional Funds

As of March 31, 2006 our cash balance was approximately $431,000 and we have an additional need for cash to fund our working capital requirements and business model objectives. With the completion of the $5 million preferred stock financing in 2005, we received net proceeds of approximately $3.5 million after retirement of the $1 million bridge loan and payment of closing costs. We used these proceeds to fund our near term working capital requirements and business model objectives. In connection with the execution of our business strategy and related expansion plans, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of its securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than projected, we will need to raise a greater amount of funds than currently expected.

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

We have incurred debt to unconsolidated partnerships in the aggregate amount of $1,522,000 as of March 31, 2006, which we required during the course of managing our operations and facilitating the activities of the partnerships. In addition, cash transfers were required between affiliated partnerships to meet cash flow needs and other obligations. Cash transfers were made between and among us and both consolidated and unconsolidated partnerships.

The receivable and payable balances among affiliated entities on March 31, 2006 and the amounts due (to) or from affiliated partnerships are as follows:

Santa Trap, LLC	$(36,000)
Animal Partners, LP	(622,000)
Family Film Partners VII, LP	113,000
Cinderella, LP	154,000
Fairy Tale Partners III, LP	(1,355,000)
Family Film Partners, VIII, LP	(3,000)
Tag Studios No. 1, LP	3,760,000
Ghost Town, LP	(644,000)
American Black Beauty, LP	(134,000)
Black Beauty, LLC	297,000
Red Riding Hood, LLC	1,250,000
Motocross Kids, LP	(1,219,000)
Funny Money the Movie, LP	(522,000)
Down Town the Movie, LP	748,000
Supercross the Movie, LP	(2,841,000)
Austin Family Entertainment, LLC	(7,000)
Steve Austin Productions, LLC	(461,000)
Total	$(1,522,000)

TAG USA, in its capacity as general partner and distributor of various films produced by the limited partnerships is allowed to charge monthly overhead and production fees, which get recorded to and against related party transactions. We also plan on making a formal purchase offer to the various partnerships in return for shares of our stock, which if consummated, would eliminate any current and future outstanding balances owed to the partnerships. We have recorded interest on amounts borrowed from related entities at the prime leading rate and has included accrued interest in the amounts due to and from the related entities.

We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2006, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Internal Controls

During the fiscal quarter ended March 31, 2006, two consultants that were providing internal accounting and financial services for us ended their engagement with us. In addition, two of our independent directors resigned from their service on our board of directors during this period, including the person that we had designated as our Audit Committee Financial Expert. Due to these changes, we intend to retain new accounting personnel and are seeking to fill the vacancies created by the board resignations. Inherent with changes in accounting personnel is a change in the internal control environment over our financial reporting and these changes, along with the resignation of our board members may materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1.    Legal Proceedings.

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on TAG, except as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and as set forth below.

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

Certain limited partners in the entity Funny Money the Movie, L.P. and Supercross, LP have demanded that these limited partnerships agree to rescind their purchase of limited partnership interests. In addition, these limited partners have claimed that TAG, due to its contractual relationship with the limited partnerships, has responsibility for the actions of the limited partnership. We have denied any responsibility for the actions taken in the name of the limited partnership and believe we would have meritorious defenses to any claim asserted against us. The limited partnerships have been engaged in negotiations with these limited partners in an effort to resolve any potential claims these persons may allege. Although a lawsuit was filed by these limited partners against the limited partnerships and TAG, we believe that the limited partnerships have reached an agreement in principle with these limited partners to settle all claims. The parties are currently negotiating the terms and conditions of the settlement documents. However, no assurances can be given that the proposed settlement agreements will ultimately be executed by all parties and litigation against us may proceed.

On January 17, 2006, a complaint was filed against TAG Entertainment, Inc. and Steve Austin by Park Avenue Entertainment, LLC claiming that we materially breached an agreement between the two companies to produce a motion picture. The complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District, with the caption Park Avenue Entertainment LLC et al. vs. TAG Entertainment, Inc.; Steve Austin et al. We have been advised that plaintiffs are seeking a default judgment against the defendants; however, the defendants are currently contesting any such action on the grounds of defective service. The claimants are seeking damages in the amount of $2,135,000 based on production fees and participation rights that they are allegedly entitled to under the production contract. We have previously disputed plaintiffs’ allegations and notified them that we may assert claims against them concerning their failure to properly perform under the agreement. We are currently preparing our answer to the complaint and we intend to defend this action vigorously. Management is unable to determine at this time whether this claim will have a material adverse impact on our financial condition, results of operations or cash flow.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, we issued 125,000 shares of our common stock to a limited partner in a limited partnership for which an entity affiliated with our Chief Executive Officer serves as general partner. The shares were issued pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as the limited partner was previously granted the right to convert his interests in the limited partnership into shares of our common stock. The acquirer is an accredited investor and the securities were issued without any form of general solicitation or general advertising.

In March 2006, we issued 100,000 shares of common stock and warrants to purchase an additional 250,000 shares to a service provider in connection with a co-production arrangement we entered into with it. The warrants are exercisable at $0.75 per share for a period of five years and vest as follows: warrants to purchase 125,000 shares vested on the date of issuance and the balance vests in equal installments over a period of twelve months commencing in March 2006. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirer was provided with access to material information concerning the company.

In March 2006, we issued warrants to purchase 100,000 shares to a service provider in connection with a co-production arrangement we entered into with them. The warrants are exercisable at $1.00 per share for a period of seven years. The issuance of these securities was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirer was provided with access to material information concerning the company.

During the quarter ended March 31, 2006, we did not repurchase any shares of the Company’s common stock.

Item 3.    Defaults Upon Senior Securities

In May 2005, we completed a private sale of shares of our Series A Preferred Stock and common stock purchase warrants. Under the terms of the registration rights agreement entered into with the investors in this transaction, we agreed to file a registration statement on Form SB-2 with the SEC within 45 days from the closing to register for public resale the shares of common stock which we may issue (i) upon conversion of the shares of Series A Preferred Stock; (ii) upon exercise of the warrants; (iii) in payment of the dividends on the preferred stock; and (iv) pursuant to the anti-dilution provisions of the Series A Preferred Stock and warrants. We also agreed to maintain the effectiveness of the registration statement until the earlier to occur of the date on which all of the securities eligible for resale pursuant to the registration statement have been publicly sold or the date on which all of such shares remaining to be sold under the registration statement may be immediately sold to the public under Rule 144(k) under the Securities Act. We also agreed that we would pay the holders of such securities liquidated damages of $75,000 for each 30 day period during which the registration statement was not continually effective.

As the registration statement was initially declared effective by the Commission on August 10, 2005 and we have not filed a post-effective amendment thereto for the purpose of maintaining its effectiveness, the holders may require us to pay the liquidated damages penalties referred to above. Further, the Certificate of Designations of Series A Preferred Stock provides that a default under the transaction agreements, including the Registration Rights Agreement, gives the holders the right to demand the redemption of the outstanding shares of Series A Preferred Stock at a price equal to 101% of the stated value for each share redeemed. Due to these events, the holders of our Series A Preferred Stock may exercise such right as to all 5,000 shares of Series A Preferred Stock issued.

We are seeking waivers or forbearance agreements from the holders of our Series A Preferred Stock. If we are unable to obtain such concessions, the holders may demand we pay the amounts specified under the Certificate of Designations of Series A Preferred Stock and the liquidated damages payments under the Registration Rights Agreement. No assurances can be given that we will be successful in obtaining any waiver or forbearance from the holders.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, TAG Entertainment Corp. has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2006	TAG ENTERTAINMENT CORP.
	By:	/s/ Steve Austin
Steve Austin President and Chief Executive Officer, Chief Financial Officer