Form 10QSB
period 2006-06-30
TAG ENTERTAINMENT CORP
filed 2006-09-01
CIK 1001133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from                to                .

Commission File No. 333-96257

TAG Entertainment Corp.

(Exact name of Small Business Issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3851304 (I.R.S. Employer Identification No.)
1333 Second Street, Suite 240 Santa Monica, CA (Address of principal executive offices)	90401 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 21,414,948 shares of common stock, $0.001 par value, issued and outstanding as of August 30, 2006.

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

Part I

Item 1.    Financial Statements

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

June 30, 2006
(unaudited)
ASSETS
Current assets
Cash	$126,000
Accounts receivable, net of allowance of $142,000	2,956,000
Receivables from affiliated partnerships	1,501,000
Notes receivable	1,377,000
Other current assets	343,000
Total current assets	6,303,000
Capitalized film costs, net	1,389,000
Investments in limited partnerships	1,013,000
Equipment, net	22,000
Other assets	165,000
$8,892,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,047,000
Cash overdraft	2,000
Payables to affiliated partnerships	2,895,000
Notes payable	75,000
Notes payable, related party	100,000
Deferred production funding	8,000
Accrued residuals	71,000
Accrued salaries	475,000
Total current liabilities	4,673,000
6% Series A convertible preferred stock
$.001 par value: 500,000 shares authorized; 5,000 shares outstanding; mandatorily redeemable, $5,000,000 redemption value; net of unamortized discount	1,944,000
Commitments and contingencies
Minority interest	2,052,000
Stockholders’ equity
Common stock, $.001 par value: 50,000,000 shares authorized; 21,414,948 shares outstanding	21,000
Additional paid-in capital	9,417,000
Accumulated (deficit)	(9,215,000)
Total stockholders’ equity	223,000
$8,892,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,
	2006	2005
Revenue
Film revenue	$44,000	$128,000
Production fees	365,000	—
Distribution fees	45,000	—
Management fees	66,000	90,000
Overhead fees	85,000	60,000
Sponsorship fees	135,000	—
Total revenue	740,000	278,000
Operating expenses
Amortization of film costs	18,000	52,000
Studio rent and other expenses	—	10,000
Selling, general and administrative	537,000	996,000
Total operating expenses	555,000	1,058,000
Income (loss) from operations	185,000	(780,000)
Interest expense	(291,000)	(984,000)
Interest and other income	12,000	7,000
Net (loss) before minority interest	(94,000)	(1,757,000)
Minority interest	5,000	20,000
Net (loss)	$(89,000)	$(1,737,000)
Net (loss) per share
Basic and Diluted	$(0.00)	$(0.08)
Weighted average shares
Basic and Diluted	21,415,000	21,069,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended June 30,
	2006	2005
Revenue
Film revenue	$225,000	$359,000
Production fees	632,000	—
Distribution fees	74,000	—
Management fees	135,000	180,000
Overhead fees	195,000	120,000
Sponsorship fees	270,000	—
Total revenue	1,531,000	659,000
Operating expenses
Amortization of film costs	86,000	196,000
Studio rent and other expenses	—	43,000
Selling, general and administrative	1,111,000	1,666,000
Total operating expenses	1,197,000	1,905,000
Income (loss) from operations	334,000	(1,246,000)
Interest expense	(581,000)	(984,000)
Interest and other income	12,000	11,000
Net (loss) before minority interest	(235,000)	(2,219,000)
Minority interest	5,000	19,000
Net (loss)	$(230,000)	$(2,200,000)
Net (loss) per share
Basic and Diluted	$(0.01)	$(0.10)
Weighted average shares
Basic and Diluted	21,269,000	21,065,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30 (unaudited)

	2006	2005
Cash flows from (to) operating activities
Net (loss) before minority interest	$(235,000)	$(2,219,000)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Amortization of film costs	86,000	196,000
Depreciation	11,000	27,000
Bad debt expense	147,000	—
Stock and warrants issued for consulting services	220,000	167,000
Amortization of discount on debt financings	430,000	782,000
Amortization of deferred financing costs	54,000	21,000
Loss on disposal of assets	49,000	—
Changes in operating assets and liabilities:
Accounts receivable	370,000	181,000
Investments in films	28,000	(37,000)
Other current assets	(177,000)	—
Bank overdrafts	2,000	(124,000)
Accounts payable	(341,000)	(251,000)
Due from/to affiliated partnerships	(115,000)	(819,000)
Deferred revenue	—	(81,000)
Accrued salaries	60,000	(5,000)
Other	(140,000)	(88,000)
Net cash provided by (used in) operating activities	449,000	(2,250,000)
Cash flows from (to) investing activities
Issuance of notes receivable	(342,000)	(250,000)
Collections on notes receivable	165,000	—
Investment in film partnerships	(200,000)	(8,000)
Proceeds from disposition of equipment	—	49,000
Purchases of equipment	(4,000)	(12,000)
Net cash (used in) investment activities	(381,000)	(221,000)
Cash flows from (to) financing activities
Proceeds from issuance of notes payable	—	1,025,000
Payments on notes payable	—	(1,273,000)
Proceeds from issuance of convertible preferred stock	—	5,000,000
Proceeds from related party	—	85,000
Payments to related party	—	(8,000)
Proceeds from private placement offerings of common stock	—	88,000
Payment of financing costs	—	(370,000)
Minority interest capital returned	—	(17,000)
Proceeds for film production	—	106,000
Net cash provided by financing activities	—	4,636,000
Net increase in cash	68,000	2,165,000
Cash at beginning of period	58,000	23,000
Cash at end of period	$126,000	$2,188,000
Supplemental disclosure of cash flow information:
Interest and original issue discount paid	$74,000	$197,000

TAG ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles and Use of Estimates

The accompanying consolidated condensed financial statements for the six month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. These consolidated financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

Going Concern and Management Plans

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative cash flows from operations and has a capital deficit, which raises substantial doubt about its ability to continue as a going concern. The Company is currently devoting its efforts to raising additional capital and achieving profitable operations. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Equipment

Equipment is carried at cost and is depreciated on the straight-line basis over their estimated useful lives of three to eight years. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any existing gain or loss is credited or charged to operations. Depreciation expense was $11,000 and $27,000 for the six months ended June 30, 2006 and 2005, respectively.

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

At June 30, 2006, the Company’s receivables included $1.2 million to be collected from an international film distributor for sub-distribution rights on a film completed and delivered during 2005. In addition, the Company received a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.4 million at June 30, 2006. The receivable from distributor represents a minimum guarantee under a distribution contract with the Company to be collected from receipts in various foreign markets. The note receivable, which originally matured during the fourth quarter of 2005 was extended until the fourth quarter of 2006. The amount due of $1,035,000 bears interest at 12% per annum and will be collected from the partnership after payment of distribution and production fees and expenses related to the film. While estimates of gross receipts, including video and DVD sales, support the stated values of these amounts, the collection of these balances is subject to inherent risks associated with the worldwide performance of the film and general conditions in the various foreign markets. During the six months ended June 30, 2006 the Company also advanced in the form of a note receivable at total of $342,000 for the movie ‘‘Deal’’ which is due on December 31, 2006.

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

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share’’ (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted EPS is similar to the basic EPS computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. The diluted EPS amounts for the periods ended June 30, 2006 and 2005 do not reflect the impact of common share equivalents arising from warrants and options totaling 7,713,000 and 5,567,000 at June 30, 2006 and 2005, respectively, as the effects would be anti-dilutive in those periods.

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

NOTE 2 – CAPITALIZED FILM COSTS

Capitalized film costs for theatrical and non-theatrical films at June 30, 2006:

	Gross cost	Accumulated amortization	Net cost
Produced and released films	$6,366,000	$(5,508,000)	$858,000
Acquired films and film rights	393,000	(352,000)	41,000
Films in progress	261,000	—	261,000
Films under development	229,000	—	229,000
Total	$7,249,000	$(5,860,000)	$1,389,000

NOTE 3 – INVESTMENT IN LIMITED PARTNERSHIPS

TAG has purchased interests in various affiliated unconsolidated partnerships by issuing TAG common stock (except for Deal The Movie LP which was purchased for cash) for the partnership shares ranging in value at $1 to $2 per share of TAG common stock (accounted for at cost) as follows:

Limited Partnerships	% Owned	Cost
Family Film Partners VII, LP	5.94%	$200,000
Animal Partners, LP	14.21%	425,000
Fairy Tale Partners III, LP	2.82%	150,000
Family Film Partners, LP	0.05%	13,000
Motocross Kids	0.42%	25,000
Deal The Movie LP (acquired with cash)		200,000
		$1,013,000

NOTE 4 – RECEIVABLES/PAYABLES FROM/TO AFFILIATED PARTNERSHIPS

We have incurred net debt to unconsolidated partnerships in the aggregate amount of $1,394,000 as of June 30, 2006, which we required during the course of managing our operations and facilitating the activities of the partnerships. There is an accounts receivable due from these partnerships in the amount of $1,501,000 and a payable to the partnerships in the amount of $2,895,000. Cash transfers were required between affiliated partnerships to meet cash flow needs and other obligations. Cash transfers were made between and among us and both consolidated and unconsolidated partnerships.

The receivable and payable balances among affiliated entities on June 30, 2006 and the amounts due (to) or from related affiliated partnerships are as follows:

Movie	Balance (Payable)/ Receivable	Net Balance*
Santa Trap
Santa Trap LLC	(19,169)
Family Film Partners VII LP	134,830	$115,661
Popstar
Ghostown LP	(642,707)
Downtown LP	749,729	107,022
Black Beauty
Black Beauty LLP	296,542
American Black Beauty LP	(132,847)	163,695
Supercross
Tag Studios	3,807,254
Supercross The Movie LP	(2,846,044)	961,210
Cinderella LLC	153,795	153,795
Receivable from Affiliates		$1,501,383
Miracle Dogs
Animal Partners LP	(609,324)	$(609,324)
Red Riding Hood
Red Riding Hood LLC	1,253,154
Fairy Tale Partners III LP	(1,303,285)	(50,131)
Motocross Kids
Motocross Kids LP	(1,201,451)	(1,201,451)

Movie	Balance (Payable)/ Receivable	Net Balance*
Steve Austin Partnerships
Steve Austin Productions LLC	(502,542)
Austin Family Entertainment LLC	(6,725)	(509,267)
Family Film Partners VIII	(2,920)	(2,920)
Funny Money	(522,387)	(522,387)
Amounts Payable to Affiliates		$(2,895,480)

*	The information presented under this column shows the aggregate amounts receivable from and payable to various entities established for the purpose of film production projects. These amounts represent intercompany balances between these entities which are updated and reconciled on a continual basis.

NOTE 5 – FINANCING ACTIVITIES

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

In this financing, the Company issued 5,000 shares of Preferred Stock, convertible at the option of the holder into an initial aggregate amount of 2,000,000 shares of common stock, par value $.001 per share, at an initial conversion price of $2.50 per share, and warrants to purchase an initial aggregate amount of 2,000,000 shares of common stock at an initial exercise price of $2.50 per share, which are immediately exercisable and expire in seven years. However, the decline in the market price of its common stock has resulted in an adjustment of the conversion price to the floor amount of $1.00. Accordingly, the holders of the outstanding shares of Series A Preferred Stock are able to convert these shares into an aggregate of 5,000,000 shares of the Company's common stock.

In connection with the issuance of the Preferred Stock and the related warrants, the Company allocated the net proceeds between the instruments based on the relative fair value of the warrants and the Preferred Stock before valuation of the beneficial conversion feature. The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of seven years, an average risk free interest rate of 2.5%, a dividend yield of 0%, and a volatility of 115%. Accordingly, the Company recorded an increase in additional paid-in capital and a discount against the Preferred Stock of $2,586,000 in connection with the issuance of the Preferred Stock and warrants. The discount related to the warrants is being amortized and charged to interest expense over the three year maturity period. Amortization of $430,000 was recorded as interest expense during the six months ended June 30, 2006.

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

As part of its previous financing efforts for operations, the Company has recorded financing costs totaling $89,000 for the six months ended June 30, 2006. Deferred financing expenses totaled $292,000 at June 30, 2006 and are included with other current assets ($158,000) and other assets ($134,000).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

On January 17, 2006, a complaint was filed against TAG Entertainment, Inc. and Steve Austin by Park Avenue Entertainment, LLC claiming that we materially breached an agreement between the two companies to produce a motion picture. The complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District, with the caption Park Avenue Entertainment LLC et al. vs. TAG Entertainment, Inc.; Steve Austin et al. The Company has been advised that plaintiffs are seeking a default judgment against the defendants; however, the defendants are currently contesting any such action on the grounds of defective service. The claimants are seeking damages in the amount of $2,135,000 based on production fees and participation rights that they are allegedly entitled to under the production contract. The Company has previously disputed plaintiffs’ allegations and notified them that the Company may assert claims against them concerning their failure to properly perform under the agreement. The Company is currently reviewing the allegations made in the complaint and the claims being asserted and the Company intends to defend this action vigorously. Management is unable to determine at this time whether this claim will have a material adverse impact on its financial condition, results of operations or cash flow.

The Company and its Chief Executive Officer are involved in a dispute with Mr. Jeff Franklin and F.W.E.. Inc. regarding the production of two motion pictures and business dealings between the Company’s Chief Executive Officer, and Mr. Franklin. The disputes concern the production and distribution relationship regarding the films Funny Money and American Black Beauty. In each case, Mr. Franklin has alleged that the Company has not properly performed its obligations in connection with the production of these motion pictures. The Company has disputed the allegations of Mr. Franklin, has notified him of its potential claims against him and F.W.E. and has been engaged in protracted negotiations with him and F.W.E. in order to achieve a global settlement of the disagreements between the parties. Messrs. Franklin and Austin continue to negotiate and discuss their respective positions and the Company is currently unable to determine at this time whether this claim will have a material adverse impact on its financial condition, results of operations or cash flow.

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

Consulting Agreements

In March 2006, the company entered into a consulting agreement with Relevant Entertainment Group to assist in identifying, packaging and producing new motion picture and television projects. In consideration for the services of Relevant, the company issued 100,000 shares of common stock valued at $78,000 and warrants to purchase an additional 250,000 shares of common stock valued at $100,000. The warrants are exercisable at $0.75 per share for a period of five years and vest as follows: warrants to purchase 125,000 shares vested on the date of issuance and the balance vests in equal installments over a period of twelve months commencing in April 2006. The Company agreed to pay Relevant a percentage of the fees received from projects that are successfully produced pursuant to this agreement.

The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of five years, an average risk free interest rate of 4.5%, a dividend yield of 0%, and a volatility of 151.26%.

In April 2006, the Company entered into a production agreement with UFO Productions, LLC pursuant to which it will seek to produce new motion pictures. The Company’s agreement with UFO Productions, LLC provides for the parties to co-produce six new motion pictures for the Sci-Fi Network. Pursuant to this agreement, the Company issued warrants to purchase 100,000 shares of its common stock to UFO Productions which are exercisable at $1.00 per share for a period of seven years, valued at $42,000.

The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of seven years, an average risk free interest rate of 4.5%, a dividend yield of 0%, and a volatility of 151.26%.

NOTE 7 – STOCKHOLDERS’ EQUITY

In January 2005 the Company commenced a private placement offering under Rule 506, promulgated under the Securities Act of 1933. This offering was terminated during the quarter ended June 30, 2005. A total of $88,000 was raised in connection with the issuance of 29,408 shares.

During the six months ended June 30, 2006, the Company issued 125,000 shares of common stock valued at $125,000 to purchase a partnership interest.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

Overview

This management’s discussion and analysis of financial condition contains forward-looking statements that involve risks and uncertainties. This management's discussion and analysis contains information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read the following discussion in conjunction with the audited financial statements and the notes to such financial statements included in our Annual Report on Form 10-KSB as well as the unaudited financial statements and related notes contained in this Quarterly Report on Form 10-QSB. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in our Annual Report on Form 10-KSB and in other portions of this report.

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

Going Concern and Management Plans

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have experienced recurring losses and negative cash flows from operations and have a working capital deficit, which raises substantial doubt about our ability to continue as a going concern and our independent auditors have included a ‘‘going concern’’ explanatory paragraph in their report on our financial statements for the year ended December 31, 2005. We are currently devoting efforts to raising additional capital and achieving profitable operations. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. We closed on a bridge financing in the amount of $1,000,000 on March 30, 2005. On May 4, 2005, we completed a $5,000,000 preferred stock financing and retired the bridge loan.

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

Critical Accounting Policies

Accounting Principles, Estimates and Reclassifications

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’). The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those and other estimates. In preparing the financial statements for comparative purposes, prior period financial information has been reclassified to conform with classifications of the current period.

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

At June 30, 2006, our receivables included $1.2 million to be collected from an international film distributor for sub-distribution rights on a film completed and delivered during 2005. In addition, we issued a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.4 million at June 30, 2006. The receivable from distributor represents a minimum guarantee under a distribution contract with us to be collected from receipts in various foreign markets. The note receivable, which originally matured during the fourth quarter of 2005, was extended until the fourth quarter of 2006. The amount due of $1,035,000 bears interest at 12% per annum and will be collected from the partnership after payment of distribution and production fees and expenses related to the film. While estimates of gross receipts, including video and DVD sales, support the stated values of these amounts, the collection of these balances is subject to inherent risks associated with the worldwide performance of the film and general conditions in the various foreign markets. During the six months ended June 30, 2006 the Company also advanced in the form of a note receivable at total of $342,000 for the movie ‘‘Deal’’ which is due on December 31, 2006.

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

Earnings per Common Share

We compute earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share’’ (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted EPS is similar to the basic EPS computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. The diluted EPS amounts for the three and six months ended June 30, 2006 and 2005, do not reflect the impact of common share equivalents arising from warrants and options totaling 7,713,000 and 5,567,000 at June 30, 2006 and 2005, respectively, as the effects would be anti-dilutive in those periods.

Results of Operations: Three Months Ended June 30, 2006 compared to June 30, 2005

Revenue

Gross revenues for the three months ended June 30, 2006 and 2005 were $740,000 and $278,000, respectively, an increase of $462,000 or 166%. The increase in revenues was principally attributable to the increase in production and fees arising from film projects where TAG was engaged to manage filming and related production activities on behalf of certain investor partnerships. Production, management and overhead fees for the three months ended June 30, 2006 increased by $366,000 from $150,000 during the three months ended June 30, 2005 to $516,000 for the three months ended June 30, 2006. This increase was due to increased production and administrative support activity during the quarter on film projects. Distribution fees for the three months ended June 30, 2006 increased by $45,000 from $0 during the three months ended June 30, 2005 to $45,000 for the three months ended June 30, 2006.

In addition, sponsorship revenues increased as a result of arrangements made by us with corporate sponsors on two film projects. Sponsorship fees for the three months ended June 30, 2006 were $135,000 for the three months ended June 30, 2006 compared to $0 the three months ended June 30, 2005.

The increases in revenue were offset by a reduction in film revenue of $84,000 as a result of us not being able to obtain a key sales report from a major distributor. The distributor notified us in August that it had been acquired and as a result of the transition in to the new company the statement, which is normally due 30 days after the end of a calendar quarter or July 31, 2006, would not be available before August 31, 2006. As a result, we were not able to incorporate sales results from this particular distributor.

Expenses

Operating expenses for the three months ended June 30, 2006 were $555,000 compared to $1,058,000 for the three months ended June 30, 2005, a decrease of $503,000. The decrease in expenses is primarily attributed to decreased amortization of film costs ($34,000), studio rent expenses ($10,000) and selling, general and administrative expenses ($459,000). Film and amortization costs for the three months ended June 30, 2006 were $18,000 compared to $52,000 for the three months ended June 30, 2005. The decrease in film amortization is directly related to decreased revenues on films either TAG or consolidated limited partnerships previously financed and produced. Studio rent expenses for the three months ended June 30, 2006 were $0 compared to $10,000 for the three months ended June 30, 2005. The decrease in studio rent expense was the result of the Company not pursing studio rental activities in 2006 and our termination of this lease during the fiscal year ended 2005. Selling, general and administrative expenses for the three months ended June 30, 2006 were $537,000 compared to $996,000 for the three months ended June 30, 2005, a decrease of $459,000. The decrease in selling, general and administrative expenses is primarily attributed to a decrease in legal expenses of $128,000 related to the Company becoming public, decrease in accounting/auditing fess of $43,000, decrease in consulting fees of $159,000 related to our becoming public and failed acquisition costs, decrease in marketing and investor relations costs of $94,000 related to our cost cutting endeavors, a decrease of $72,000 in travel and entertainment, a decrease in rent expense of $44,000 as a result of a new less expensive office facility, decrease in overall corporate office expenses of approximately $105,0000 related to our cost cutting endeavors. The decreases in operating expenses were offset by an increase in bad debt allowance of $142,000 from a major distributor. The distributor notified us that it had been acquired and as a result of the transition in to the new company the distributor's sales report, which is due 30 days after the end of a calendar quarter, or July 31, 2006, would not be available before August 31, 2006. The company elected to establish a reserve for certain accounts receivable due from this distributor. And, the company also elected to write off two small projects in development totaling $43,000.

Interest expense was $291,000 for the three months ended June 30, 2006 compared to $984,000 for the three months ended June 30,2005, a decrease of $693,000, and included amortization of the convertible preferred stock discount associated with related warrants and interest on our convertible preferred stock.. This decrease was primarily attributable to the recording of deferred interest payable on the Satellite financing transaction in May of 2005.

Results of Operations: Six Months Ended June 30, 2006 compared to June 30, 2005

Revenue

Gross revenues for the six months ended June 30, 2006 and 2005 were $1,531,000 and $659,000, respectively, an increase of $872,000 or 132%. The increase in revenues was principally attributable to the increase in production and fees arising from film projects where TAG was engaged to manage filming and related production activities on behalf of certain investor partnerships. Production, management and overhead fees for the six months ended June 30, 2006 increased by $662,000 from $300,000 during the six months ended June 30, 2005 to $962,000 for the six months ended June 30, 2006. This increase was due to increased production and administrative support activity during the six months on film projects. Distribution fees for the six months ended June 30, 2006 increased by $74,000 from $0 during the six months ended June 30, 2005 to $74,000 for the six months ended June 30, 2006.

In addition, sponsorship revenues increased as a result of arrangements made by us with corporate sponsors on two film projects. Sponsorship fees for the six months ended June 30, 2006 were $270,000 for the six months ended June 30, 2006 compared to $0 the six months ended June 30, 2005.

The increase in gross revenues was offset by a decrease in film revenue of $134,000 which was attributable to lesser sales of films by distributors. This was a result of us not obtaining a sales report from a key distributor which notified us that it had been acquired and as a result of the transaction, the statement, which was due July 31, 2006, would not be available before August 31, 2006. As a result, we were unable to incorporate sales results from this distributor.

Expenses

Operating expenses for the six months ended June 30, 2006 were $1,197,000 compared to $1,905,000 for the six months ended June 30, 2005, a decrease of $708,000. The decrease in expenses is primarily attributed to decreased amortization of film costs ($110,000), studio rent expenses ($43,000) and selling, general and administrative expenses ($555,000). Film and amortization costs for the six months ended June 30, 2006 were $86,000 compared to $196,000 for the six months ended June 30, 2005. The decrease in film amortization is directly related to decreased revenues on films either TAG or consolidated limited partnerships previously financed and produced. Studio rent expenses for the six months ended June 30, 2006 were $0 compared to $43,000 for the six months ended June 30, 2005. The decrease in studio rent expense was the result of the Company not pursing studio rental activities in 2006 and our termination of this lease during the fiscal year ended 2005.The decrease in selling, general and administrative expenses is primarily attributed to a decrease in legal expenses of $266,000 related to the Company becoming public, a decrease in accounting/auditing fees of $107,000, a decrease in consulting expense of $118,000, a decrease in temporary staffing of $72,000, a decrease in marketing and investor relations cost of $67,000 related to our cost cutting measures, a decrease in travel and entertainment expense of $45,000, and a decrease in overall corporate office expenses of approximately $66,000 related to our cost cutting endeavors. The decreases in operating expenses were offset by an increase in bad debt allowance of $142,000 from a major distributor. The distributor notified us in August that it had been acquired and as a result of the transition in to the new company. The company elected to establish a reserve for certain accounts receivable due from this distributor. And, the company also elected to write off two small projects in development totaling $43,000.

Interest expense was $581,000 for the six months ended June 30, 2006 compared to $984,000 for the six months ended June 30,2005, a decrease of $403,000, and included amortization of the convertible preferred stock discount associated with related warrants and interest on our convertible preferred stock.. This decrease was primarily attributable to the recording of deferred interest payable on the Satellite financing transaction in May of 2005.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2006, we had $126,000 in cash and cash equivalents and we have an additional need for cash to fund our working capital requirements and business model objectives. Since inception, we have financed our operations primarily through the sale of equity securities and issuance of debt instruments.

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

Net cash from operating activities for the six month period ending June 30, 2006 was a positive $449,000 which primarily resulted from collections on accounts receivable balances.

Net cash used in investing activities for six months ended June 30, 2006 was $381,000 compared to $221,000 in the prior period. In the six months ended June 30, 2006, we purchased a partnership interest in a movie project (‘‘Deal’’) and also made an advance to this same project in the amount of $342,000 and purchased computer equipment in the amount of $4,000 and this was offset by a

$165,000 collection on the note receivable due from Supercross. In the six months ended June 30, 2005, we loaned $250,000 to Myriad Pictures, Inc., in connection with a proposed acquisition. As of February 23, 2006, we notified Myriad that we were terminating negotiations and the letter of intent, effective immediately and have requested repayment of our loan, which was due (less certain expenses) by March 30, 2006. We have not yet received repayment of this loan and were advised by Myriad that an accounting of their expenses related to the failed acquisition will be provided by May 31, 2006.

Net cash provided by financing activities for the six months ended June 30, 2006 was $0 compared to $4,636,000 for the six months ended June 30, 2005, which primarily consisted of proceeds from debt and preferred stock financings offset by financing costs.

In 2005, we invested $260,000 in a limited liability company created to produce a film with the working title of Pool Hall Prophets. In March 2005, the limited liability company agreed to pay us a special distribution equal to our initial capital contribution plus 10% for a total of $286,000. As of June 30, 2006, the limited liability company paid an amount of $260,000 on our behalf into a new film production entity established for the production of a new film (‘‘Deal’’). We expect the balance of $26,000 to be paid on the next distribution. We retain a minority interest in the company and may receive further disbursements from operating cash in the future subject to the limited liability company’s prior obligations and the results of its operations.

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

We have received a collection notice in the amount of approximately $369,000 from Mr. R. Michael Webb on behalf of Webb Development Pension Trust on August 11, 2006. The collection notice seeks repayment of the loan made by the creditor to Supercross the Movie, LLC, which loan was guaranteed by TAG Entertainment, Inc. as well as the personal assets of Steve Austin. The loan was initially made in July 2004. We are currently negotiating a resolution of this matter with this creditor. However, no assurances can be given that we will be able to reach a mutually acceptable arrangement to resolve this matter.

At June 30, 2006 our receivables included $1.2 million to be collected from an international film distributor for sub-distribution rights on the film Supercross, which film was completed and delivered during 2005. In addition, we issued a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.4 million at June 30, 2006. The receivable represents a minimum guarantee under a distribution contract with us to be collected from receipts in various foreign markets. The note receivable, which originally matured during the fourth quarter of 2005 was extended until the fourth quarter of 2006. The amount due bears interest at 12% per annum and will be collected from the partnership after payment of distribution and production fees and expenses related to the film. During the six months ended June 30, 2006 the Company also advanced in the form of a note receivable at total of $342,000 for the movie ‘‘Deal’’ which is due on December 31, 2006.

We will continue to evaluate our intangible assets, including goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. We have acquired limited partnership interests in five limited partnerships from the holders of such interests in consideration for shares of our common stock. We have issued an aggregate of 800,000 shares of our common stock in such transactions and acquired limited partnership interests valued at $938,000. We will recognize an impairment charge based on the amounts of these investments if we determine, in accordance with generally accepted accounting principles, that the carrying value of these assets exceeds the undiscounted future cash flows expected from such assets as well as upon the eventual disposition of such assets. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We review these assets on a quarterly basis to determine whether an impairment charge is appropriate.

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

Cash Requirements and Need for Additional Funds

As of June 30, 2006 our cash balance was approximately $126,000 and we have an immediate additional need for cash to fund our working capital requirements and business model objectives. With the completion of the $5 million preferred stock financing in 2005, we received net proceeds of approximately $3.5 million after retirement of the $1 million bridge loan and payment of closing costs. We used these proceeds to fund our near term working capital requirements and business model objectives. In connection with the execution of our business strategy and related expansion plans, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of its securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than projected, we will need to raise a greater amount of funds than currently expected.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements, except as described herein. Except as described in Note 4 to the financial statements included in this Quarterly Report on Form 10-QSB, we do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls

During the period ended June 30, 2006, two consultants that were providing internal accounting and financial services for us ended their engagement with us. In addition, two of our independent directors resigned from their service on our board of directors during the six months ended June 30, 2006, including the person that we had designated as our Audit Committee Financial Expert. Due to these changes, we intend to retain new accounting personnel and are seeking to fill the vacancies created by the board resignations. Inherent with changes in accounting personnel is a change in the internal control environment over our financial reporting and these changes, along with the resignation of our board members may materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1.    Legal Proceedings.

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on TAG, except as described below and as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and as described in Note 5 to the financial statements included with this Quarterly Report on Form 10-QSB.

Certain limited partners in the entity Funny Money the Movie, L.P. and Supercross, LP have demanded that these limited partnerships agree to rescind their purchase of limited partnership interests. In addition, these limited partners have claimed that TAG, due to its contractual relationship with the limited partnerships, has responsibility for the actions of the limited partnership. We have denied any responsibility for the actions taken in the name of the limited partnership and believe we would have meritorious defenses to any claim asserted against us. Although a lawsuit was filed by these limited partners against the limited partnerships and TAG, a settlement agreement was entered into among the claimants, the limited partnerships, the general partners and us. Pursuant to this agreement, the respondents agreed to repurchase the limited partnership interests held by the claimants. Although we are a party to the settlement agreement, the limited partnerships and/or their general partners are making the agreed-upon payments to the claimants. Upon full satisfaction of these obligations, the claimants will dismiss the pending litigation and provide the respondents with a general release.

We have received a collection notice in the amount of approximately $369,000 from Mr. R. Michael Webb on behalf of Webb Development Pension Trust on August 11, 2006. The collection notice seeks repayment of the loan made by the creditor to Supercross the Movie, LLC, which loan was guaranteed by TAG Entertainment, Inc. as well as the personal assets of Steve Austin. The loan was initially made in July 2004. We are currently negotiating a resolution of this matter with this creditor. However, no assurances can be given that we will be able to reach a mutually acceptable arrangement to resolve this matter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Disclosure of issuances of unregistered equity securities during the six months ended June 30, 2006 is contained in Note 6 and Note 7 to the financial statements included with this Form 10-QSB.

Item 3.    Defaults Upon Senior Securities

We are obligated to pay dividends to the holders of our shares of Series A Preferred Stock at the rate of 6% per annum on January 1, April 1, July 1 and October 1 of each calendar year. Although we were unable to timely pay the accrued dividends due on July 1, 2006, we made the required dividend payment on August 31, 2006.

As described in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, we have not maintained the effectiveness of our registration statement on Form SB-2, which was filed in compliance with the registration rights agreement that we entered into with the holders of our Series A Preferred Stock of our Series A Preferred Stock. Accordingly, the holders of our Series A Preferred Stock may require us to pay as liquidated damages an amount equal to $75,000 for each 30 day period during which we are not in compliance with our obligations. Further, the Certificate of Designations of Series A Preferred Stock provides that a default under the transaction agreements, including the Registration Rights Agreement, gives the holders the right to demand the redemption of the outstanding shares of Series A Preferred Stock at a price equal to 101% of the stated value for each share redeemed. Due to these events, the holders of our Series A Preferred Stock may exercise such right as to all 5,000 shares of Series A Preferred Stock issued.

We are seeking waivers or forbearance agreements from the holders of our Series A Preferred Stock. If we are unable to obtain such concessions, the holders may demand we pay the amounts specified under the Certificate of Designations of Series A Preferred Stock and the liquidated damages payments under the Registration Rights Agreement. Although we have not received any demand for payment from the holders of our Series A Preferred Stock, no assurances can be given that we will be successful in obtaining any waiver or forbearance from the holders or that the holders will not demand payment at any time.

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

Date: September 1, 2006	TAG ENTERTAINMENT CORP.
	By:	/s/ Steve Austin
Steve Austin President and Chief Executive Officer, Chief Financial Officer