Form 10QSB
period 2006-09-30
TAG ENTERTAINMENT CORP
filed 2006-12-21
CIK 1001133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    The registrant had 21,414,948 shares of common stock, $0.001 par value, issued and outstanding as of December 15, 2006.

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

Part I

Item 1.    Financial Statements

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED BALANCE SHEET

September 30, 2006
(unaudited)
ASSETS
Current assets
Cash	$55,000
Accounts receivable, net of allowance of $391,000	2,423,000
Receivables from affiliated partnerships	1,514,000
Notes receivable, net of allowance of $396,000	981,000
Other current assets	213,000
Total current assets	5,186,000
Capitalized film costs, net	1,477,000
Investments in limited partnerships	1,013,000
Equipment, net	20,000
Other assets	144,000
Total assets	$7,840,000
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,131,000
Cash overdraft	40,000
Payables to affiliated partnerships	2,842,000
Notes payable	75,000
Notes payable, related party	100,000
Deferred production funding	7,000
Accrued residuals	70,000
Accrued salaries	535,000
Total current liabilities	4,800,000
6% Series A convertible preferred stock
$.001 par value: 500,000 shares authorized; 5,000 shares outstanding; mandatorily redeemable, $5,000,000 redemption value; net of unamortized discount	2,361,000
Commitments and contingencies
Minority interest	2,034,000
Stockholders’ equity
Common stock, $.001 par value: 50,000,000 shares authorized; 21,414,948 shares outstanding	21,000
Additional paid-in capital	9,417,000
Accumulated (deficit)	(10,793,000)
Total stockholders’ (deficit)	(1,006,000)
$7,840,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,
	2006	2005
Revenue
Film revenue	$14,000	$721,000
Production fees	34,000	800,000
Distribution fees	18,000	—
Management fees	68,000	68,000
Overhead fees	82,000	159,000
Sponsorship fees	35,000	—
Total revenue	251,000	1,748,000
Operating expenses
Amortization of film costs	(82,000)	328,000
Studio rent and other expenses	—	—
Selling, general and administrative	1,423,000	736,000
Total operating expenses	1,341,000	1,064,000
Income (loss) from operations	(1,090,000)	684,000
Interest expense	(291,000)	(291,000)
Other income/(expense)	(11,000)	4,000
Net income (loss) before minority interest	(1,392,000)	397,000
Minority interest	18,000	192,000
Net income (loss)	$(1,374,000)	$589,000
Net income (loss) per share
Basic and Diluted	$(0.06)	$0.03
Weighted average shares
Basic and Diluted	21,358,000	21,107,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended September 30,
	2006	2005
Revenue
Film revenue	$239,000	$1,080,000
Production fees	666,000	800,000
Distribution fees	92,000	—
Management fees	203,000	248,000
Overhead fees	277,000	279,000
Sponsorship fees	305,000	—
Total revenue	1,782,000	2,407,000
Operating expenses
Amortization of film costs	4,000	524,000
Studio rent and other expenses	—	43,000
Selling, general and administrative	2,535,000	2,402,000
Total operating expenses	2,539,000	2,969,000
Income (loss) from operations	(757,000)	(562,000)
Interest expense	(872,000)	(1,275,000)
Interest and other income	—	15,000
Net (loss) before minority interest	(1,629,000)	(1,822,000)
Minority interest	23,000	211,000
Net (loss)	$(1,606,000)	$(1,611,000)
Net (loss) per share
Basic and Diluted	$(0.08)	$(0.08)
Weighted average shares
Basic and Diluted	21,299,000	21,079,000

See accompanying notes to consolidated financial statements.

TAG ENTERTAINMENT CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30 (unaudited)

	2006	2005
Cash flows from (to) operating activities
Net (loss) before minority interest	$(1,629,000)	$(1,822,000)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Amortization of film costs	4,000	524,000
Depreciation	13,000	35,000
Bad debt expense	934,000	—
Stock and warrants issued for consulting services	220,000	177,000
Amortization of discount on debt financings	647,000	996,000
Amortization of deferred financing costs	93,000	53,000
Loss on disposal of assets	49,000	—
Changes in operating assets and liabilities:
Accounts receivable	512,000	(1,446,000)
Investments in films	22,000	(37,000)
Other current assets	(65,000)	—
Bank overdrafts	40,000	(124,000)
Accounts payable	(258,000)	263,000
Due from/to affiliated partnerships	(181,000)	(39,000)
Deferred revenue	(131,000)	(81,000)
Accrued salaries	120,000	(30,000)
Other	(12,000)	19,000
Net cash provided by (used in) operating activities	378,000	(1,512,000)
Cash flows from (to) investing activities
Issuance of notes receivable	(342,000)	(2,250,000)
Collections on notes receivable	165,000	—
Investment in film partnerships	(200,000)	(258,000)
Payment of proposed acquisition costs		(278,000)
Proceeds from disposition of equipment	—	49,000
Purchases of equipment	(4,000)	(14,000)
Net cash (used in) investment activities	(381,000)	(2,751,000)
Cash flows from (to) financing activities
Proceeds from issuance of notes payable	—	1,025,000
Payments on notes payable	—	(1,345,000)
Proceeds from issuance of convertible preferred stock	—	5,000,000
Proceeds from related party	—	—
Payments to related party	—	—
Proceeds from private placement offerings of common stock	—	88,000
Payment of financing costs	—	(455,000)
Minority interest capital returned	—	(17,000)
Proceeds for film production	—	147,000
Net cash provided by financing activities	—	4,443,000
Net increase (decrease) in cash	(3,000)	180,000
Cash at beginning of period	58,000	23,000
Cash at end of period	$55,000	$203,000
Supplemental disclosure of cash flow information:
Interest and original issue discount paid	$149,000	$272,000

TAG ENTERTAINMENT CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles and Use of Estimates

The accompanying consolidated condensed financial statements for the nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. These consolidated financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

Nature of Operations

TAG Entertainment Corp. (the ‘‘Company’’ or ‘‘TAG’’) is a Delaware corporation headquartered in Santa Monica, California. The Company is engaged in the development, production and distribution of motion pictures and the management of studio facilities. The Company also acquires the copyrights and/or distribution rights to already completed films for media exhibition. In order to finance film production, the Company raises funds through the establishment of single purpose limited partnerships and through the sale of equity or debt securities. TAG Entertainment USA, Inc. (‘‘TAG USA’’), the Company’s wholly-owned subsidiary, serves as the sole general partner of the following four limited partnerships: Majestic Film Partners, LP, Majestic Film Partners II, LP, Majestic Film Partners III, LP and Majestic Film Partners IV, LP (the ‘‘Limited Partnerships’’). TAG USA is also the distributor of films produced by numerous other limited partnerships as well as assists in facilitating the production and distribution of films produced by limited partnerships for which it receives an overhead and/or production fee. Five of these other limited partnerships have as their general partner an entity owned and controlled by Steve Austin, the Company’s Chief Executive Officer.

The Company’s revenues are derived from motion picture production and distribution, which includes theatrical, home entertainment, television and international distribution. Theatrical revenues are derived from the domestic theatrical release of motion pictures in North America. Home entertainment revenues are derived from the sale of video and DVD releases of the Company’s own productions and acquired films, including theatrical releases and direct-to-video releases. Television revenues are primarily derived from the licensing of the Company’s productions and acquired films to the domestic cable, free and pay television markets. International revenues are derived from the licensing of the Company’s productions and acquired films to international markets on a territory-by-territory basis.

The Company’s primary operating expenses include the following: direct operating expenses, which include amortization of production or acquisition costs, participation and residual expenses; distribution and marketing expenses; which primarily include the costs of theatrical ‘‘prints and advertising’’ and of video and DVD duplication and marketing; and general and administration expenses, which include salaries and other overhead.

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

Equipment

Equipment is carried at cost and is depreciated on the straight-line basis over their estimated useful lives of three to eight years. Repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any existing gain or loss is credited or charged to operations. Depreciation expense was $13,000 and $35,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

At September 30, 2006, the Company’s receivables included $1.2 million to be collected from an international film distributor for sub-distribution rights on a film completed and delivered during 2005. In addition, the Company received a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.0 million at September 30, 2006. The receivable from distributor represents a minimum guarantee under a distribution contract with the Company to be collected from receipts in various foreign markets. The note receivable, which originally matured during the fourth quarter of 2005 was extended until the fourth quarter of 2006. The amount due of $1,035,000 bears interest at 12% per annum and will be collected from the partnership after payment of distribution and production fees and expenses related to the film. While estimates of gross receipts, including video and DVD sales, support the stated values of these amounts, the collection of these balances is subject to inherent risks associated with the worldwide performance of the film and general conditions in the various foreign markets. Based upon the Company’s evaluation of updated projections of receivables from the above-referenced international distributor, the Company elected to establish a reserve of $391,000 against the receivable from the international distributor and a reserve of $396,000 against the note for the period ending September 30, 2006. During the nine months ended September 30, 2006 the Company also advanced in the form of a note receivable a total of $342,000 for the movie ‘‘Deal’’ which is due on December 31, 2006.

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

Earnings per Common Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share’’ (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted EPS is similar to the basic EPS computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. The diluted EPS amounts for the periods ended September 30, 2006 and 2005 do not reflect the impact of common share equivalents arising from warrants and options totaling 7,713,000 and 5,567,000 at September 30, 2006 and 2005, respectively, as the effects would be anti-dilutive in those periods.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections.’’ This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between ‘‘retrospective application’’ of an accounting principle and the ‘‘restatement’’ of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 has not had a material effect on the consolidated financial position or results of operations of the Company through the date of this filing.

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

NOTE 2 — CAPITALIZED FILM COSTS

Capitalized film costs for theatrical and non-theatrical films at September 30, 2006:

	Gross cost	Accumulated amortization	Net cost
Produced and released films	$6,351,000	$(5,465,000)	$886,000
Acquired films and film rights	393,000	(313,000)	80,000
Films in progress	261,000	—	261,000
Films under development	250,000	—	250,000
Total	$7,255,000	$(5,778,000)	$1,477,000

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
		$1,013,000

NOTE 4 — RECEIVABLES/PAYABLES FROM/TO AFFILIATED PARTNERSHIPS

The Company incurred net debt to unconsolidated partnerships in the aggregate amount of $1,328,000 as of September 30, 2006, which it required during the course of managing its operations and facilitating the activities of the partnerships. There is an accounts receivable due from these partnerships in the amount of $1,514,000 and a payable to the partnerships in the amount of $2,842,000. Cash transfers were required between affiliated partnerships to meet cash flow needs and other obligations. Cash transfers were made between and among the Company and both consolidated and unconsolidated partnerships.

The receivable and payable balances among affiliated entities on September 30, 2006 and the amounts due (to) or from related affiliated partnerships are as follows:

Movie	Balance (Payable)/ Receivable	Net Balance*
Santa Trap
Santa Trap LLC	(19,169)
Family Film Partners VII LP	116,546	$97,377
Popstar
Ghostown LP	(642,707)
Downtown LP	749,729	107,022
Black Beauty
Black Beauty LLP	296,542
American Black Beauty LP	(133,847)	162,695
Supercross
Tag Studios	3,839,604
Supercross The Movie LP	(2,846,045)	993,559
Cinderella LLC	153,795	153,795
Receivable from Affiliates		$1,514,448
Miracle Dogs
Animal Partners LP	(605,769)	$(605,769)
Red Riding Hood
Red Riding Hood LLC	1,255,846
Fairy Tale Partners III LP	(1,274,308)	(18,462)
Motocross Kids
Motocross Kids LP	(1,171,525)	(1,171,525)
Steve Austin Partnerships
Steve Austin Productions LLC	(514,317)
Austin Family Entertainment LLC	(6,725)	(521,042)
Family Film Partners VIII	(2,920)	(2,920)
Funny Money	(522,387)	(522,387)
Amounts Payable to Affiliates		$(2,842,105)

*	The information presented under this column shows the aggregate amounts receivable from and payable to various entities established for the purpose of film production projects. These amounts represent intercompany balances between these entities which are updated and reconciled on a continual basis.

NOTE 5 — FINANCING ACTIVITIES

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

In this financing, the Company issued 5,000 shares of Preferred Stock, convertible at the option of the holder into an initial aggregate amount of 2,000,000 shares of common stock, par value $.001 per share, at an initial conversion price of $2.50 per share, and warrants to purchase an initial aggregate amount of 2,000,000 shares of common stock at an initial exercise price of $2.50 per share, which are immediately exercisable and expire in seven years. However, the decline in the market price of its common stock has resulted in an adjustment of the conversion price to the floor amount of $1.00. Accordingly, the holders of the outstanding shares of Series A Preferred Stock are able to convert these shares into an aggregate of 5,000,000 shares of the Company’s common stock.

In connection with the issuance of the Preferred Stock and the related warrants, the Company allocated the net proceeds between the instruments based on the relative fair value of the warrants and the Preferred Stock before valuation of the beneficial conversion feature. The fair value of the warrants was determined using the Black-Scholes pricing model and the following assumptions: contractual terms of seven years, an average risk free interest rate of 2.5%, a dividend yield of 0%, and a volatility of 115%. Accordingly, the Company recorded an increase in additional paid-in capital and a discount against the Preferred Stock of $2,586,000 in connection with the issuance of the Preferred Stock and warrants. The discount related to the warrants is being amortized and charged to interest expense over the three year maturity period. Amortization of $647,000 was recorded as interest expense during the nine months ended September 30, 2006.

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

As part of its previous financing efforts for operations, the Company has recorded financing costs totaling $30,000 for the nine months ended September 30, 2006. Deferred financing expenses totaled $215,000 at September 30, 2006 and are included with other current assets ($186,000) and other assets ($72,000).

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigation

On September 21, 2005 a complaint entitled Grobstein, Horwath & Co., LLP (‘‘Grobstein’’) vs. TAG Entertainment Corp., et al. was filed in the Superior Court of The State of California, County of Los Angeles, Northwest Division. The plaintiff, the Company’s former auditing firm, alleges that the Company owes the sum of approximately $152,000 arising out of an agreement related to Grobstein’s resignation as the Company’s auditing firm. The parties stipulated to a settlement of this claim whereby defendants have agreed to pay Grobstein the sum of $110,000 in six equal installments commencing March 1, 2006. The outstanding balance has been paid in full.

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

The Company and its Chief Executive Officer are involved in a dispute with Mr. Jeff Franklin and F.W.E. Inc. regarding the production of two motion pictures and business dealings between the Company’s Chief Executive Officer, and Mr. Franklin. The disputes concern the production and distribution relationship regarding the films Funny Money and American Black Beauty. In each case, Mr. Franklin has alleged that the Company has not properly performed its obligations in connection with the production of these motion pictures. The Company has disputed the allegations of Mr. Franklin, has notified him of its potential claims against him and F.W.E. and has been engaged in protracted negotiations with him and F.W.E. in order to achieve a global settlement of the disagreements between the parties. Messrs. Franklin and Austin continue to negotiate and discuss their respective positions and the Company is currently unable to determine at this time whether this claim will have a material adverse impact on its financial condition, results of operations or cash flow.

The Company is the respondent in a proceeding commenced in California state court under the caption Barrus et al. v. Steven Austin, et al. Plaintiff is the holder of an aggregate of 50,000 shares of common stock of TAG Entertainment USA, Inc. and has elected to its exercise dissenters’ rights under the California Corporations Code. The Company had been negotiating with the claimant to resolve this matter and during the quarter ended September 30, 2006, the Company settled this matter with the claimant and paid $50,000 to the claimant in connection with the resolution of the dispute.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

In January 2005 the Company commenced a private placement offering under Rule 506, promulgated under the Securities Act of 1933. This offering was terminated during the quarter ended September 30, 2005. A total of $88,000 was raised in connection with the issuance of 29,408 shares.

During the nine months ended September 30, 2006, the Company issued 125,000 shares of common stock valued at $125,000 to purchase a partnership interest.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

Overview

This management’s discussion and analysis of financial condition contains forward-looking statements that involve risks and uncertainties. This management’s discussion and analysis contains information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read the following discussion in conjunction with the audited financial statements and the notes to such financial statements included in our Annual Report on Form 10-KSB as well as the unaudited financial statements and related notes contained in this Quarterly Report on Form 10-QSB. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in our Annual Report on Form 10-KSB and in other portions of this report.

Nature of Operations

TAG Entertainment Corp. is a Delaware corporation headquartered in Santa Monica, California. We are engaged in the development, production and distribution of motion pictures. We also acquire the copyrights and/or distribution rights to already completed films for media exhibition. In order to finance film production, we have raised funds through the establishment of single purpose limited partnerships and through the sale of equity or debt securities. TAG Entertainment USA, Inc. (‘‘TAG USA’’), our wholly-owned subsidiary, serves as the sole general partner of the following four limited partnerships: Majestic Film Partners, LP, Majestic Film Partners II, LP, Majestic Film Partners III, LP and Majestic Film Partners IV, LP (the ‘‘Majestic Limited Partnerships’’). TAG USA is also the distributor of films produced by numerous other limited partnerships as well as assists in facilitating the production and distribution of films produced by limited partnerships for which it receives an overhead and/or production fee. Five of these other limited partnerships have as their general partner an entity owned and controlled by Steve Austin, our Chief Executive Officer.

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

Merger

On November 22, 2004, TAG USA was acquired by Power Marketing, Inc., a Delaware corporation. In the transaction, TAG USA merged with a subsidiary of Power Marketing, Inc. and became a wholly-owned subsidiary of Power Marketing, Inc., now operating as a separate entity. As a result of this transaction, the stockholders and other security holders of TAG USA became the owners of approximately 90% of our outstanding shares of common stock. In connection with the merger, Power Marketing changed its corporate name to TAG Entertainment Corp., obtained the new trading symbol TAGE.OB and all of the officers and directors of Power Marketing resigned and Mr. Austin, who was the majority shareholder, Chief Executive Officer and sole director of TAG USA became our Chief Executive Officer, Chief Financial Officer and sole director. The transaction was treated as a reverse merger and a recapitalization of the company for reporting purposes. We appointed five additional directors to our board during 2005; however, as of March 20, 2006, two of our independent directors resigned. The holders of approximately 1,122,000 shares of common stock of TAG USA that did not consent in writing to our acquisition of TAG USA were entitled to exercise appraisal rights under the California Corporations Code. As described in greater detail in our Annual Report on Form 10-KSB for the year ended December 31, 2005, we are the respondent in a proceeding commenced by the holder of an aggregate of 50,000 shares of common stock of TAG USA that has elected to its exercise dissenters’ rights under the California Corporations Code. This matter was resolved during the quarter ended September 30, 2006 and the Company paid $50,000 to the claimant.

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

Production fees are earned on films where we have been engaged as producer by limited partnerships formed to finance the movie. In certain cases, such fees are fixed in amount and are earned and billed during the production process. In other cases, we earn a fee based on the revenues of the film and therefore recognize our fee when revenues are determined and reported by the distributors of the film.

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

At September 30, 2006, our receivables included $1.2 million to be collected from an international film distributor for sub-distribution rights on a film completed and delivered during 2005. In addition, we issued a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.0 million at September 30, 2006. The receivable from distributor represents a minimum guarantee under a distribution contract with us to be collected from receipts in various foreign markets. The note receivable, which originally matured during the fourth quarter of 2005, was extended until the fourth quarter of 2006. The amount due of $1,035,000 bears interest at 12% per annum and will be collected from the partnership after payment of distribution and production fees and expenses related to the film. While estimates of gross receipts, including video and DVD sales, support the stated values of these amounts, the collection of these balances is subject to inherent risks associated with the worldwide performance of the film and general conditions in the various foreign markets. Based upon the Company’s evaluation of updated projections of receivables from the above-referenced international distributor, the Company elected to establish a reserve of $391,000 against the receivable from the international distributor and a reserve of $396,000 against the note for the period ending September 30, 2006. During the nine months ended September 30, 2006 the Company also advanced in the form of a note receivable a total of $342,000 for the movie ‘‘Deal’’ which is due on December 31, 2006.

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

Earnings per Common Share

We compute earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, ‘‘Earnings per Share’’ (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted EPS is similar to the basic EPS computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is anti-dilutive. The diluted EPS amounts for the three and nine months ended September 30, 2006 and 2005, do not reflect the impact of common share equivalents arising from warrants and options totaling 7,713,000 and 5,567,000 at September 30, 2006 and 2005, respectively, as the effects would be anti-dilutive in those periods.

Results of Operations: Three Months Ended September 30, 2006 compared to September 30, 2005

Revenue

Gross revenues for the three months ended September 30, 2006 and 2005 were $251,000 and $1,748,000, respectively, a decrease of ($1,497,000) or 86%. The decrease in revenues was principally attributable to the decrease in production and fees arising from film projects where TAG was engaged to manage filming and related production activities on behalf of certain investor partnerships. Production, management and overhead fees for the three months ended September 30, 2006 decreased by ($843,000) from $1,027,000 during the three months ended September 30, 2005 to $184,000 for the three months ended September 30, 2006. This decrease was due to decreased production and administrative support activity during the quarter on film projects. Distribution fees, including film revenues, for the three months ended September 30, 2006 decreased by ($689,000) from $721,000 during the three months ended September 30, 2005 to $32,000 for the three months ended September 30, 2006. This decrease was primarily attributable to lesser sales results from the company’s distribution network, and minimal new film releases by the company.

These decreases were offset by increases in sponsorship fees as a result of arrangements made by us with corporate sponsors on film projects. Sponsorship fees for the three months ended September 30, 2006 were $35,000 for the three months ended September 30, 2006 compared to $0 the three months ended September 30, 2005.

Expenses

Operating expenses for the three months ended September 30, 2006 were $1,341,000 compared to $1,064,000 for the three months ended September 30, 2005, an increase of $277,000. The increase in expenses is primarily attributed to an increase in selling, general and administrative expenses of $687,000 offset by decreases in amortization of film costs ($410,000). Film and amortization costs for the three months ended September 30, 2006 were a negative $82,000 compared to $328,000 for the three months ended September 30, 2005. The decrease in film amortization is directly related to decreased revenues on films either TAG or consolidated limited partnerships previously financed and produced. Selling, general and administrative expenses for the three months ended September 30, 2006 were $1,423,000 compared to $736,000 for the three months ended September 30, 2005, an increase of $687,000. The increase in selling, general and administrative expenses is primarily attributable to an increase of $787,000 in a bad debt allowance due to slow and less than anticipated collections on the previously released Supercross and Popstar movies, an increase in consulting expenses of $66,000, an increase in legal fees of $15,000 and an increase in accounting/auditing fees of $13,000. These increases were offset by a decrease in payroll and staffing cost of ($81,000) relating to our cost cutting endeavors, a decrease in marketing and investor relations costs of ($36,000) related to our cost cutting endeavors, a decrease of ($34,000) in travel and entertainment, a decrease in rent expense of ($19,000) as a result of a new less expensive office facility, and a decrease in overall corporate office expenses of approximately ($24,000) related to our cost cutting endeavors.

Interest expense was $291,000 for the three months ended September 30, 2006 compared to $291,000 for the three months ended September 30, 2005, representing no increase or decrease, and included amortization of the convertible preferred stock discount associated with related warrants and interest on our convertible preferred stock.

Results of Operations: Nine Months Ended September 30, 2006 compared to September 30, 2005

Revenue

Gross revenues for the nine months ended September 30, 2006 and 2005 were $1,782,000 and $2,407,000, respectively, a decrease of ($625,000) or 26%. The decrease in revenues was principally attributable to the decrease in distribution fees, including film revenues, as the result of lesser sales by the company’s distributors and a minimal release of new projects. Distribution fees, including film revenues, for the nine months ended September 30, 2006 decreased by ($749,000) from $1,080,000 for the nine months ended September 30, 2005 to $331,000 for the nine month period ending September 30, 2006. Production, management and overhead fees for the nine months ended September 30, 2006 decreased by ($181,000) from $1,327,000 during the nine months ended September 30, 2005 to $1,146,000 for the nine months ended September 30, 2006.

The decrease in gross revenues was offset by an increase of $305,000 in sponsorship revenues as a result of arrangements made by us with corporate sponsors on two film projects. Sponsorship fees for the nine months ended September 30, 2006 were $305,000 compared to $0 the nine months ended September 30, 2005.

Expenses

Operating expenses for the nine months ended September 30, 2006 were $2,539,000 compared to $2,969,000 for the nine months ended September 30, 2005, a decrease of ($430,000). The decrease in expenses is primarily attributed to decreased amortization of film costs ($520,000), a decrease in studio rent expenses of ($43,000) and an increase in selling, general and administrative expenses of $133,000. Film and amortization costs for the nine months ended September 30, 2006 were $4,000 compared to $524,000 for the nine months ended September 30, 2005. The decrease in film amortization is directly related to decreased revenues on films either TAG or consolidated limited partnerships previously financed and produced. Studio rent expenses for the nine months ended September 30, 2006 were $0 compared to $43,000 for the nine months ended September 30, 2005. The decrease in studio rent expense was the result of the Company not pursing studio rental activities in 2006 and our termination of this lease during the fiscal year ended 2005. The increase in selling, general and administrative expenses is primarily attributed to an increase in other corporate office expenses of $63,000 and an increase in bad debt expense of $934,000 for certain distributors. This bad debt expense was the result of less than expected sales and collections from various distributors. One of these distributors, with whom the company had a long relationship, was sold and as a result sales and collections from this particular distributor were much less than historical performance. Secondly, two other major distributors communicated to us actual sales at a rate lower than had originally been expected for two films, with the company electing to establish a reserve for certain accounts receivable due from these distributors. Finally, the company also elected to write off two small projects in development totaling $43,000.

These increases were offset by a decrease in staffing costs of ($205,000) related to our cost cutting endeavors, a decrease in legal expenses of ($251,000) related to the Company becoming public, a decrease in accounting/auditing fees of ($93,000), a decrease in consulting expense of ($136,000), a decrease in marketing and investor relations cost of ($102,000) related to our cost cutting measures, a decrease in travel and entertainment expense of ($79,000), and a decrease in rent expense of ($89,000) as a result of a new less expensive office facility. Interest expense was $872,000 for the nine months ended September 30, 2006 compared to $1,275,000 for the nine months ended September 30, 2005, a decrease of ($403,000), and included amortization of the convertible preferred stock discount associated with related warrants and interest on our convertible preferred stock.. This decrease was primarily attributable to the recording of deferred interest payable on the Satellite financing transaction in May of 2005.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2006, we had $55,000 in cash and cash equivalents and we have an additional need for cash to fund our working capital requirements and business model objectives. Since inception, we have financed our operations primarily through the sale of equity securities and issuance of debt instruments.

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

Net cash from operating activities for the nine month period ending September 30, 2006 was a positive $378,000 which primarily resulted from collections on accounts receivable balances as well as non-cash charges of $934,000 for bad debt expense, $647,000 for amortization of debt discounts and offset by increases in liabilities and deferred revenue.

Net cash used in investing activities for nine months ended September 30, 2006 was a negative ($381,000) compared to $2,751,000 in the prior period. In the nine months ended September 30, 2006, we purchased a partnership interest in a movie project (‘‘Deal’’) and also made an advance to this same project in the amount of $342,000 and purchased computer equipment in the amount of $4,000 and this was offset by a $165,000 collection on the note receivable due from Supercross. In the nine months ended September 30, 2005, we loaned $250,000 to Myriad Pictures, Inc., in connection with a proposed acquisition. As of February 23, 2006, we notified Myriad that we were terminating negotiations and the letter of intent, effective immediately and have requested repayment of our loan, which was due (less certain expenses) by March 30, 2006. As of the date hereof, we have not received repayment of this loan nor have we been provided with a detailed accounting of Myriad’s expenses related to the failed acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $0 compared to $4,443,000 for the nine months ended September 30, 2005, which primarily consisted of proceeds from debt and preferred stock financings offset by financing costs.

In 2005, we invested $260,000 in a limited liability company created to produce a film with the working title of Pool Hall Prophets. In March 2005, the limited liability company agreed to pay us a special distribution equal to our initial capital contribution plus 10% for a total of $286,000. As of September 30, 2006, the limited liability company paid an amount of $260,000 on our behalf into a new film production entity established for the production of a new film (‘‘Deal’’). We expect the balance of $26,000 to be paid on the next distribution. We retain a minority interest in the company and may receive further disbursements from operating cash in the future subject to the limited liability company’s prior obligations and the results of its operations.

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

At September 30, 2006 our receivables included $1.2 million to be collected from an international film distributor for sub-distribution rights on the film Supercross, which film was completed and delivered during 2005. In addition, we issued a note for production funding provided to the investor partnership that owns the underlying rights to this film. The note receivable balance was $1.0million at September 30, 2006. The receivable represents a minimum guarantee under a distribution contract with us to be collected from receipts in various foreign markets. The note receivable, which originally matured during the fourth quarter of 2005 was extended until the fourth quarter of 2006. The amount due bears interest at 12% per annum and will be collected from the partnership after payment of distribution and production fees and expenses related to the film. Based upon the Company’s evaluation of updated projections of receivables from the above-referenced international distributor, the Company elected to establish a reserve of $391,000 against the receivable from the international distributor and a reserve of $396,000 against the note for the period ending September 30, 2006. During the nine months ended September 30, 2006 the Company also advanced in the form of a note receivable at total of $342,000 for the movie ‘‘Deal’’ which is due on December 31, 2006.

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

Cash Requirements and Need for Additional Funds

As of September 30, 2006 our cash balance was approximately $55,000 and we have an immediate additional need for cash to fund our working capital requirements and business model objectives. With the completion of the $5 million preferred stock financing in 2005, we received net proceeds of approximately $3.5 million after retirement of the $1 million bridge loan and payment of closing costs. We used these proceeds to fund our near term working capital requirements and business model objectives. In connection with the execution of our business strategy and related expansion plans, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of its securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any of these proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than projected, we will need to raise a greater amount of funds than currently expected.

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

Internal Controls

During the period ended September 30, 2006, two consultants that were providing internal accounting and financial services for us ended their engagement with us. In addition, two of our independent directors resigned from their service on our board of directors during the nine months ended September 30, 2006, including the person that we had designated as our Audit Committee Financial Expert. Due to these changes, we intend to retain new accounting personnel and are seeking to fill the vacancies created by the board resignations. Inherent with changes in accounting personnel is a change in the internal control environment over our financial reporting and these changes, along with the resignation of our board members may materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1.    Legal Proceedings.

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on TAG, except as described below and as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and as described in Note 6 to the financial statements included with this Quarterly Report on Form 10-QSB.

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

The Company is the respondent in a proceeding commenced in California state court under the caption Barrus et al. v. Steven Austin, et al. Plaintiff is the holder of an aggregate of 50,000 shares of common stock of TAG Entertainment USA, Inc. and has elected to its exercise dissenters’ rights under the California Corporations Code. The Company had been negotiating with the claimant to resolve this matter and during the quarter ended September 30, 2006, the Company settled this matter with the claimant and paid $50,000 to the claimant in connection with the resolution of the dispute.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Disclosure of issuances of unregistered equity securities during the nine months ended September 30, 2006 is contained in Note 6 and Note 7 to the financial statements included with this Form 10-QSB.

Item 3.    Defaults Upon Senior Securities

We are obligated to pay dividends to the holders of our shares of Series A Preferred Stock at the rate of 6% per annum on January 1, April 1, July 1 and October 1 of each calendar year. The Company was not able to pay Preferred Stock holders the accrued dividends due on October 1, 2006. Further, as described in our prior Quarterly Reports on Form 10-QSB, we have not maintained the effectiveness of our registration statement on Form SB-2, which was filed in compliance with the registration rights agreement that we entered into with the holders of our Series A Preferred Stock of our Series A Preferred Stock. Accordingly, the holders of our Series A Preferred Stock may require us to pay as liquidated damages an amount equal to $75,000 for each 30 day period during which we are not in compliance with our obligations. Further, the Certificate of Designations of Series A Preferred Stock provides that a default under the transaction agreements, including the Registration Rights Agreement, gives the holders the right to demand the redemption of the outstanding shares of Series A Preferred Stock at a price equal to 101% of the stated value for each share redeemed. Due to these events, the holders of our Series A Preferred Stock may exercise such right as to all 5,000 shares of Series A Preferred Stock issued.

The Company is in discussions with the holders of the Preferred Stock regarding these matters and is seeking waivers or forbearance agreements from the holders. If we are unable to obtain such concessions, the holders may demand we pay the amounts specified under the Certificate of Designations of Series A Preferred Stock and the liquidated damages payments under the Registration Rights Agreement. Although we have not received any demand for payment from the holders of our Series A Preferred Stock, no assurances can be given that we will be successful in obtaining any waiver or forbearance from the holders or that the holders will not demand payment at any time.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On December 13, 2006, the Company entered into a Deal Memo with GT Media, Inc., describing the parameters of a contemplated transaction pursuant to which the Company would enter into two definitive agreements with GT Media pursuant to which the Company would license certain exploitation rights to its film library to GT Media; however, the Deal Memo provides that that it is binding with respect to its subject matter until such time as the contemplated definitive agreements are executed. The contemplated agreements are a Catalog License Agreement and a First Look Label Agreement. No assurances can be given, however, that the Company will in fact execute the definitive agreements comtemplated by the Deal Memo.

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

Date: December 21, 2006	TAG ENTERTAINMENT CORP.
	By:	/s/ Steve Austin
Steve Austin President and Chief Executive Officer, Chief Financial Officer